Form 10-K
period 2002-12-31
MAXWORLDWIDE INC
filed 2003-05-09
CIK 1176983

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       or

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to___________

                        Commission File Number: 000-49906

                               MaxWorldwide, Inc.


             (Exact name of registrant as specified in its charter)


         Delaware                                           46-0487484
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                        50 West 23rd Street, Fourth Floor
                            New York, New York 10010
               (Address of principal executive offices) (Zip Code)

                                 (212) 302-2424

              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. | | Yes |X| No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X |


         The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $15,481,896(computed using the last sale price of $0.94 per share of common stock on June 28, 2002 based on the last reported sale price on the NASDAQ National Market on that date, and on the assumption that directors and officers and more than 10% shareholders are affiliates). There were 24,503,282 shares of the registrant's common stock, par value $.001 per share, outstanding on March 31, 2003.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. | | Yes |X| No


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in Part III of this report:

Definitive Proxy Statement intended to be filed with the Securities and Exchange Commission (the "Commission").

                               MAXWORLDWIDE, INC.

                                TABLE OF CONTENTS



                                                                                                                             Page
                                                                                                                             ----
Part I

         Item 1.    Business ....................................................................................................  1
         Item 2.    Properties .................................................................................................. 15
         Item 3.    Legal Proceedings ........................................................................................... 15
         Item 4.    Submission of Matters to a Vote of Security Holders.......................................................... 17

Part II

         Item 5.    Market for Registrant's Common Equity and Related Stockholders Matters....................................... 18
         Item 6.    Selected Financial Data ..................................................................................... 20
         Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations........................ 22
         Item 7A    Quantitative and Qualitative Disclosures About Market Risk................................................... 33
         Item 8.    Financial Statements and Supplemental Data................................................................... 35
         Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure......................... 67

Part III

         Item 10.   Directors and Executive Officers of the Registrant........................................................... 67
         Item 11.   Executive Compensation ...................................................................................... 67
         Item 12.   Security Ownership of Certain Beneficial Owners and Management............................................... 67
         Item 13.   Certain Relationships and Related Transactions............................................................... 67

Part IV

         Item 14.   Controls and Procedures...................................................................................... 67
         Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................................. 68


Signatures                                                                                                                        72

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT MAXWORLDWIDE, INC. AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. MAXWORLDWIDE UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DESCRIBED IN "RISK FACTORS" OR IN THE DOCUMENTS INCORPORATED BY REFERENCE IN THIS REPORT.

                                     PART I

MaxWorldwide, Inc.'s consolidated financial statements for the years ended December 31, 2001 and 2000, as filed with the Commission on May 16, 2002, have been restated. Accordingly, all financial data in this Report reflect the effects of this restatement. See Note 3 to MaxWorldwide, Inc.'s Consolidated Financial Statements for a description of the restatements.

ITEM 1.  BUSINESS

Company Overview

MaxWorldwide, Inc. (sometimes referred to herein as "MaxWorldwide" or the "Company") is a leading independent company in online advertising sales and representation. We are an Internet-based provider of marketing solutions for marketers and Web publishers. These solutions principally rely on our sale of Internet advertisements for websites that we represent, from which we generate revenue by receiving commissions. We provide fully outsourced ad sales, e-mail marketing and sweepstakes promotions and provide our clients with strategic full service solutions that focus on maximizing results and returns. Our online advertising sales and representation services are provided under the name MaxOnline. In addition, we formerly operated a traditional direct marketing business called MaxDirect that we sold in February 2003.

We commenced operations in January 1997 as a sole proprietorship. In May 1997, we became a California limited liability company and changed our name to John Bohan and Associates, LLC. At that time, we did business as AdNet Strategies. In January 1998, we incorporated in California, elected S-corporation status and changed our name to AdNet Strategies, Inc. In December 1998, we became a California C-corporation and operated under the name Latitude 90, Inc. In September 1999, we reincorporated in Delaware as L90, Inc. In February 2000, we sold 7.5 million shares of common stock in an initial public offering and raised $102.6 million. In July of 2002, we acquired the North American media business of DoubleClick Inc. In connection with this acquisition, we reorganized the company into a holding company structure, and we now operate under the name MaxWorldwide, Inc.

On March 12, 2003, we entered into an agreement with Focus Interactive, Inc ("Focus") and certain of its affiliates to sell substantially all of our assets related to our MaxOnline division (the "MaxOnline Sale"). A copy of the Agreement and Plan of Merger, dated March 12, 2003, was filed with the Commission as Exhibit 2.1 to our Form 8-K filed with the Commission on March 14, 2003. Pursuant to the merger agreement, we will receive $3.0 million in cash upon the closing of the transaction and $2.0 million in cash, plus interest, upon the first anniversary of the closing or, at the election of Focus, six months thereafter. We could also receive up to an additional $1.0 million in cash if the MaxOnline business that Focus is acquiring exceeds certain performance levels in calendar year 2003. In addition, Focus would pay us 70% of the accounts receivable transferred to Focus under the merger agreement and collected by them during the eight month period beginning 120 days following the effective date of the merger (net of certain expenses and accounts payable associated with such accounts receivable). Focus also agreed to reimburse us, within one year after the effective date of the merger, the amount of any positive working capital in the MaxOnline business it acquires as a result of the merger. The MaxOnline Sale is subject to approval by holders of a majority of our outstanding shares of common stock and other customary conditions, including without limitation, our receipt of an opinion from our financial advisor that the MaxOnline Sale is fair, from a financial point of view, to the holders of our common stock. Assuming all the conditions are satisfied or are otherwise waived by us and/or Focus, we expect the MaxOnline Sale to close on or about June 30, 2003. If the MaxOnline Sale is consummated, substantially all of our operating assets, but excluding our cash, our name, MaxWorldwide and certain limited intellectual property, will be sold to Focus. Accordingly, we would no longer continue to operate our business in the manner historically operated and as described below. If the MaxOnline sale is consummated, we currently intend to adopt a plan of liquidation and dissolution pursuant to which we would liquidate and dissolve the Company. Accordingly, we do not plan to operate any businesses following the sale of MaxOnline.

MaxOnline Business Overview

Since our inception over six years ago, we have been a leading provider of innovative marketing solutions that go beyond simple banners to produce better customer conversion rates, resulting in higher prices for Web site publishers and more value for marketers.

We focus on the relationships between the customer and marketers and between the customer and Web publishers.

An Internet based world is emerging in which the accessibility and accuracy of information is creating more intelligent customers and a significantly more competitive business environment. In this new digital world, marketers and customers increasingly are interacting over an "always connected" network that extends across the Internet through Web sites and e-mail, across television and the wireless frontier (via cell phones, pagers, personal digital assistants
(PDAs) and other wireless devices). It is our belief that the reliance upon traditional distribution channels will lessen as companies begin to interact on a one-to-one basis with their customers, creating significant demand for technologies and services that drive value, attract customers, build lasting relationships with these customers and, ultimately, convert these relationships into revenue.

Our marketing partnerships begin with brand building and initial customer acquisitions and continue to evolve as we utilize our expertise to work with our clients to determine the best possible inventory and methods to increase traffic, stimulate transactions and develop one-to-one relationships. Our Internet reach, inventory segmentation and marketing expertise provide both marketers and Web publishers with effective, differentiated and simple solutions to work together to grow their businesses and embrace the new economy.

Value to Advertisers -- Build Brands, Acquire New Customers, Increase Traffic, Stimulate Transactions And Grow Relationships

From strategic development and design, to execution, tracking and analysis, we are the complete source for value-generating marketing programs on the Internet. Our marketing solutions were developed to help businesses build brands, acquire customers, drive traffic, increase sales and promote customer retention. We create advertising programs that include sponsorships, opt-in e-mail, newsletters, content integration, microsites and sweepstakes. In addition, we provide marketers an experienced e-mail list management and brokerage group, a strategic marketing and creative services group and a network of high profile web site publishers. In 2002, we worked with over 700 marketers worldwide and have representation and sales agreements with over 1,100 Web publishing partners. Through our network of flagship publishers and our non-exclusive partnerships with leading Web sites, we reach 56.3% of the total online audience (according to a December 31, 2002 Comscore Media Metrix report).

Value to Web Publishers -- A Fully Outsourced Marketing Sales Solution That Allows Web Publishers To Focus On Their Core Competency

We offer Web publishers the ability to add value to their customer relationships, thereby increasing the value of their inventory to marketers. Through our superior sales representation, we are able to generate greater revenue on the Internet for these Web publishers. MaxOnline delivers Internet users relevant offers and promotions through targeted campaigns, enhancing users' experiences and providing them with incentives to return to a Web site. Outsourcing a Web publisher's sales efforts to MaxOnline helps streamline the publisher's internal sales and marketing costs while broadening a site's reach and impact to its customers. Our fully outsourced marketing sales solutions are designed to generate greater revenue for Web publishers by increasing the value of their inventory to marketers and by selling this inventory through an experienced sales force. As a result, Web publishers are free to focus on the core competency of their businesses.

The MaxOnline Difference

While a number of companies compete in the digital marketing space, we believe MaxOnline stands out for a number of reasons.

Brands. MaxOnline has exclusive and non-exclusive advertising representation relationships with Web sites, including top-tier, premium Web sites across key vertical markets that offer marketers the opportunity to target consumers. The brand or flagship sites offer marketers the ability to communicate their marketing messages on recognized top brand Web sites. All of the sites typically offer sponsorships, content integration and customized marketing opportunities that align with a specific advertiser's online objectives.

Reach and Media. Through our non-exclusive relationships and flagship sites, we are able to reach over 56% of the Web users in the United States (according to a December 31, 2002 Comscore Media Metrix report). This reach enables marketers to target and connect with a number of diverse audiences. In addition, we offer Web publishers superior site representation, which includes the sale of their advertising inventory and the provision of ad delivery and related services.

Opt-In E-mail Lists. We provide opt-in e-mail list management services for over 12 million permission based e-mail addresses. In addition, through our e-mail list brokerage group we have partnered with other permission based list managers and owners to potentially gain an unlimited reach in the e-mail market.

Marketing. Bringing extensive experience and a rich knowledge base, MaxOnline professionals offer clients counsel and expertise in developing integrated, Internet strategies designed to meet branding, customer acquisition and revenue-generating goals. Our marketing services include the in-house capabilities of our creative services group called MaxCreative to assist marketers in designing contextually relevant marketing campaigns that attract and retain the Internet user. From concept creation and innovative design to our back-end implementation, we provide a full service solution for customers' online marketing needs. MaxCreative is a team of highly talented marketers, designers and engineers. Our MaxCreative capabilities include: microsites, jump pages, sweepstakes development, Webmercials, PowerAds, HTML and rich media enhanced HTML e-mails, animated, audio, video, HTML and rich media banners and skyscrapers, voice over recording and editing, video capture, interactive games, copy writing and advanced flash programming.

Innovation. We have developed a suite of digital marketing tools that can be used to achieve the following goals: build brands, acquire new customers, increase traffic, stimulate transactions and grow relationships. Ultimately, this translates into high value relationships among marketers, Web publishers and their customers.

We believe that MaxOnline stands alone in offering full service sales and marketing solutions designed to allow marketers and Web publishers to interact in an environment that maximizes e-mail and Web-based inventory, while driving one-to-one, business-to-consumer communication that stimulates transactions, optimizes campaigns in real time and fosters the development of loyal relationships with customers

Digital Marketing Tools

We provide marketers and Web publishers with a suite of digital marketing tools designed to enable them to achieve the following goals:

         o  Build Brands
         o  Acquire New Customers
         o  Increase Traffic
         o  Stimulate Transactions
         o  Grow Relationships

By using our digital marketing tools to achieve these goals, marketers and Web publishers are able to build targeted, high-value relationships with Internet users. They are able to convert Internet visitors into loyal customers by optimizing the value of each relationship on a customer-by-customer basis. Our current portfolio of digital marketing tools includes:

Banners. The original brand awareness, traffic and lead generation tool that is most effective through targeted delivery.

E-newsletters. Product awareness and customer acquisition through targeted advertising and content within an e-mail newsletter.

Opt-in E-mails. Delivery of an offer to targeted, permission-based e-mail lists as a method of lead generation and brand building.

Co-Reg. (co-registration). Lead-generation and customer acquisition obtained on a permission-basis as consumers are registering on a Web site.

Link. Incentive-based viral marketing programs based upon word-of-mouth referrals.

Sweepstakes. Incentive-based promotions to acquire new customers, drive traffic and acquire opt-in information on users.

Games. Custom designed games that generate brand or product awareness and work to acquire valuable user information and new permission based users.

Variety Ads. Customizable pop-up ads that build brand awareness, drive traffic and generate leads through our over-the-page, under-the-page and in-between-the-page ad units such as pop-ups and interstitials

Boomerang. Targeting ads to customers based on their recent online behavior.

MicroSites. Brand awareness and customer acquisition through custom-designed mini-sites targeted at specific audiences.

Sponsorships. Brand awareness and association through sponsorship of a targeted area or a special event on a Web site.

Content Integration. Strategic placement of relevant content within a Web site to create brand association and drive qualified user traffic to a designated advertiser's destination.

Broadband. Rich media advertising that combines the communication power of television, radio and print with the interactive and direct response components of the Internet.

Virtual Billboards. Customized virtual billboards that post a brand message or promotion on top of a Web site's content before disappearing.

Overview of Our Former MaxDirect Business

MaxDirect was a division of MaxWorldwide, specializing in marketing services for the direct marketing community. We acquired the direct marketing business of Novus List Marketing on May 14, 2001, and formed MaxDirect. In February 2003, we sold MaxDirect to American List Counsel. Accordingly, we no longer provide the services previously provided by our MaxDirect division and described below. While operated by us, MaxDirect was a provider of list marketing services to leading publishing, catalog, e-commerce and other marketing companies as well as to non-profit organizations.

While operated by us, MaxDirect offered its clients seven distinct services:
Database Management, List Management, Alternative Media, Database Overlay and Enhancements, Modeling, Data Hygiene and List Rental Fulfillment.

Database Management. MaxDirect provided comprehensive data warehousing services.

List Management. The goal of List Management was to maximize revenue by renting a client's database of names, addresses, and/or e-mail addresses to the business marketplace.

Alternative Media. Alternative Media was a service providing a wide variety of revenue producing programs for clients including: blow-in programs, package inserts, co-ops and statement stuffers.

Database Overlay and Enhancements. MaxDirect had partnered with the industry's leading data providers to append additional data to our managed properties in order to offer more targeted selectivity on our managed files.

Modeling Services. While operated by us, MaxDirect used proprietary statistical software that analyzed client data to identify which customer attributes (variables) provided the most insight into predicting customer behavior.

Data Hygiene Process. While operated by us, MaxDirect provided a full array of data hygiene services, including address standardization.

List Rental Fulfillment. While operated by us, MaxDirect used our proprietary established software to maintain all aspects of a customer's database.

Privacy Concerns

We believe that issues relating to the privacy of Internet users and the use of personal information about these users are extremely important. In the course of delivering ads to a Web user, we only collect non-personally identifiable information about the Web user. We do not collect any personally identifiable information about the Web user unless the Web user voluntarily and knowingly provides personally identifiable information. In implementing any service or program designed to gather consumer data, we are always mindful of our continuing commitment to uphold the privacy principles of the Direct Marketing Association. We actively monitor privacy laws and regulations and seek to comply with all applicable privacy requirements.

Employees

As of December 31, 2002, we had 87 full-time employees, including 62 in sales and marketing, and 25 in accounting, human resources, business operations and administration. We are not subject to any collective bargaining agreements and believe that our employee relations are good. If the MaxOnline Sale is consummated, we expect that substantially all of our sales and marketing, and several accounting employees will be offered employment by Focus. We anticipate approximately 12 administrative employees remaining with MaxWorldwide following the MaxOnline Sale.

Sales and Marketing

We sell our MaxOnline sales and marketing solutions through a sales and marketing team that consisted of a total of 42 employees as of December 31, 2002. Our MaxOnline ad sales team is comprised of sales managers, account executives and sales support. MaxOnline is responsible for generating ad sales revenue, which includes selling our e-mail services. During February 2003 we sold our MaxDirect division, which resulted in the reduction of 20 sales and marketing employees from our workforce.

We conduct a variety of marketing programs to generate demand for our products and services, build market awareness, develop customer leads and establish business relationships. Our marketing activities include public relations, print advertisements, online and offline advertisements and direct marketing, Web advertising seminars, trade shows, special events and ongoing customer communications programs.

Seasonality and Cyclicality

Our business is subject to seasonal fluctuations. Marketers generally place fewer advertisements during the first and third calendar quarters of each year and direct marketers generally mail substantially more marketing materials in the third calendar quarter of each year. In addition, expenditures by advertisers and direct marketers vary in cycles and tend to reflect the overall economic conditions, as well as budgeting and buying patterns. Furthermore, user traffic on the Internet tends to decrease during the summer months, which results in fewer advertisements to sell and deliver. A decline in the general economy or in the economic prospects of advertisers and direct marketers could adversely affect our revenue. Our revenue in the past has been and may in the future be materially affected by a decline in the economic prospects of our customers or in the economy in general, which could alter our current or prospective customers' spending priorities or budget cycles or extend our sales cycle.

Competition

The market for interactive, Internet-based marketing solutions is extremely competitive. Competition may increase as a result of industry consolidation. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

- the timing and market acceptance of new solutions and enhancements to existing solutions developed either by us or our competitors;

- the continued and increasing acceptance by marketers of the Internet as an effective and cost-efficient means of advertising;

- the ability to adapt to the rapidly changing trends of the Internet;

- our customer service and support efforts;

- our sales and marketing efforts;

- our ability to scale our operation to successfully increase sales;

- our ability to adapt technology as customer needs change and grow; and

- the ease of use, performance, price and reliability of solutions developed either by us or our competitors.

We compete for advertising revenue with large Web publishers and Web portals, such as AOL, Lycos, MSN and Yahoo. We also compete with traditional advertising media, including television, radio, cable and print, for a share of marketers' total advertising budgets. In addition, we compete with a variety of Internet advertising networks, content aggregation companies and advertising agencies.

Under our agreement with DoubleClick Inc. pursuant to which we purchased its North American media business, we agreed to extend a covenant with DoubleClick until July 10, 2003. This covenant provides that we will not engage in the use, development, licensing, sale or distribution of any technology, product or service that performs ad-management, serving and tracking for third parties with the same or substantially similar purpose as our former adMonitor technology. The covenant does permit us to perform these activities in connection with our media sales and advertising and design services businesses.

If the MaxOnline sale is consummated, we will be prohibited from competing in the type of business currently conducted by our MaxOnline division for a period of one year following the closing.

Intellectual Property Rights

Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks that we protect through a combination of patent, copyright, trade secret, unfair competition and trademark law as well as contractual agreements. We have applied to register trademarks internationally and in the United States.

We cannot guarantee that any of our current or future trademark applications will be approved. Even if they are approved, these trademarks may be successfully challenged by others or invalidated. Furthermore, if our trademark applications are not approved because third parties own dominant trademarks, our use of these trademarks may be restricted unless we enter into arrangements with these third parties. We cannot assure you that we can enter into arrangements with these third parties on commercially reasonable terms.

We generally enter into confidentiality, inventions or license agreements with our employees, consultants and corporate partners and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to disclose, obtain or use our advertising solutions or technologies. Our precautions may not prevent misappropriation of our advertising solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our rights as fully as laws in the United States.

If the MaxOnline Sale is not consummated, we cannot guarantee that any of our intellectual property rights will be viable or valuable in the future since the validity, enforceability and scope of protection of intellectual property rights in Internet related industries is uncertain and still evolving. If the MaxOnline Sale is consummated, substantially all of our intellectual property will be sold to Focus. Whether or not the MaxOnline Sale is consummated, third parties may assert infringement claims against us. Any claims could subject us to significant liability for damages and could result in the invalidation of our intellectual property rights. In addition, any claims could result in litigation, which would be time-consuming and expensive to defend, and divert our time and attention. Even if we prevail, this litigation could cause our business, results of operations and financial condition to suffer. Any claims or litigation from third parties may also result in limitations on our ability to use the intellectual property subject to these claims or litigation unless we enter into arrangements with the third parties responsible for these claims or litigation, which could be unavailable on commercially reasonable terms. We believe that factors such as the creative skills of our personnel, new service offerings, brand recognition and reliable customer service are more essential to establishing and maintaining our position in the marketplace than the legal protection of our technologies. We cannot assure you that others will not develop technologies that are similar or superior to our technologies.

Acquisition

On July 10, 2002, we purchased the North American media business of DoubleClick Inc. ("DoubleClick"). Pursuant to the Agreement and Plan of Merger, we paid $5.0 million in cash and issued 4.8 million shares of our common stock. In addition, DoubleClick may also receive up to an additional $6.0 million in cash if, during the three-year period subsequent to consummation of the transaction, the Company achieves proforma earnings for two out of three consecutive quarters. Proforma earnings, as defined in the merger agreement, is earnings before interest, taxes, depreciation and amortization, excluding any one-time non-recurring items, restructuring charges (including facility relocation charges), transaction related costs, including costs incurred in connection with the acquisition or disposition of a business, whether consummated or not, and any asset impairment, including impairment of goodwill.

Dispositions

On February 10, 2003, we completed the sale of our MaxDirect traditional direct marketing business to American List Counsel, Inc. As consideration for the sale, American List Counsel paid us $2.0 million in cash and assumed certain liabilities on the closing and agreed to pay, monthly, 92.5% of the acquired MaxDirect accounts receivable collected by American List Counsel during the first six months following the closing and 46.25% of the acquired MaxDirect accounts receivable collected by American List Counsel during the second six months following the closing, in each case net of any accounts payable associated with such accounts receivable. In addition, American List Counsel agreed to pay us $500,000 in cash if revenue generated by the MaxDirect business during the one year period following the closing is at least $2.5 million and an additional $1.0 million in cash if revenue generated by the MaxDirect business during the one year period following the closing is at least $3.5 million. American List Counsel also agreed to pay us $0.50 for each dollar of revenue above $3.5 million generated by the MaxDirect business during the one-year period following the closing.

On March 12, 2003, we entered into an agreement with Focus and certain of its affiliates to sell substantially all of our assets related to our MaxOnline division. A copy of the Agreement and Plan of Merger, dated March 12, 2003 was filed with the Commission as Exhibit 2.1 to our Form 8-K filed with the Commission on March 14, 2003. Pursuant to the merger agreement, we would receive $3.0 million in cash upon the closing of the transaction and $2.0 million in cash, plus interest, upon the first anniversary of the closing or, at the election of Focus, six months thereafter. We could also receive up to an additional $1.0 million in cash if the MaxOnline business that Focus is acquiring exceeds certain performance levels in calendar year 2003. In addition, Focus would pay us 70% of the accounts receivable transferred to Focus under the merger agreement and collected by it during the eight month period beginning 120 days following the effective time of the merger (net of certain expenses and accounts payable associated with such accounts receivable). Focus also agreed to reimburse us, within one year after the effective time of the merger, the amount of any positive working capital in the MaxOnline business it acquires as a result of the merger. The MaxOnline Sale is subject to approval by holders of a majority of our outstanding shares of common stock and other customary conditions, including without limitation, our receipt of an opinion from our financial advisor that the MaxOnline Sale is fair, from a financial point of view, to the holders of our common stock. Assuming all the conditions are satisfied or are otherwise waived by us and/or Focus, we expect the MaxOnline Sale to close on our about June 30, 2003. If the MaxOnline Sale is consummated, we currently intend to adopt a plan of liquidation and dissolution pursuant to which we would liquidate the Company and dissolve the corporation. Accordingly we will not plan to operate any businesses following the sale of MaxOnline. We will significantly curtail administrative expenses, discharge our outstanding liabilities and initiate the orderly distribution of our remaining assets to our shareholders. If the MaxOnline Sale is not consummated, we intend to operate our business in the ordinary course.

Recent Developments

SEC Investigation and Nasdaq Delisting. On January 25, 2002, the Commission issued a formal order of investigation in connection with non-specified accounting matters, financial reports, public disclosures and trading activity in our securities. We have an agreement with the Commission to settle the Commission's investigation of our Company. Pursuant to the settlement, we consented to the entry by the Commission of an order relating to certain cash transactions that substantially offset one another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under GAAP. The Commission's findings in the order, which we will not admit or deny, include findings that we improperly recorded and reported revenue from certain barter transactions and misclassified certain research and development expenses in 2000 and 2001. The order requires us to cease and desist from further violations of sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act and Rules 12b-20, 13a-1 and 13a-13. The order does not require us to pay any fine or monetary damages. In addition, in January 2002, we were notified that the Nasdaq National Stock Market Listing Investigations requested certain documents and other information relating to certain transactions pursuant to Marketplace Rule 4330(c). Our common stock was delisted from quotation on the Nasdaq Stock Market on August 20, 2002 for our failure to timely file our quarterly report on Form 10-Q for the quarter ended June 30, 2002.

Restatements of Financials. On February 1, 2002, our Board of Directors authorized the Audit Committee of the Board of Directors to commence an independent internal investigation into the matters being investigated by the Commission. The Audit Committee and we each engaged special counsel and a forensic accounting firm to conduct a comprehensive examination of our financial records. On May 6, 2002, we announced that the Audit Committee had concluded its internal investigation and determined that certain of our financial results for the years ended December 31, 2001 and December 31, 2000 would be restated. As a result, we restated certain of our financial results as reflected in (i) our annual report on From 10-K for the year ended December 31, 2001, which we filed with the Commission on May 16, 2002, (ii) our amended quarterly reports on Form 10-Q for the quarters ended March 31, 2002, September 30, 2000, March 31, 2001, June 30, 2001, and September 30, 2001, which we filed with the Commission on June 11, 2002.

On June 28, 2002, we dismissed Arthur Andersen, LLP as our independent accountant. Arthur Andersen's report on our financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2001 and 2000 and the interim period between December 31, 2001 and June 28, 2002, there were no disagreements between us and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its report. The dismissal of Arthur Andersen LLP as our independent accountant was recommended and approved by both the Audit Committee of the Board of Directors and the full Board of Directors. On July 9, 2002, we appointed PricewaterhouseCoopers LLP as our new independent accountant.

During the course of our preparation of our quarterly report on Form 10-Q for the quarter ended June 30, 2002, we discovered certain errors in the application of generally accepted accounting principles in the United States ("GAAP") which required restatement of our previously issued financial statements. Because the auditors that previously reported on the 2001 and 2000 consolidated financial statements have ceased operations, we engaged our current auditors to re-audit our financial results for the years ended December 31, 2001 and 2000. These audits have resulted in a restatement of our financial statements for the years ended December 31, 2000 and 2001 and for the quarter ended March 31, 2002. For a description of the restatements, see Note 3 to the financial statements.

Management Changes. On February 1, 2002, our Vice President of Finance tendered her resignation. On February 27, 2002, Steven Kantor joined us as Vice President of Finance. On March 5, 2002, Mark Roah, a founder of the Company, resigned as a member of the Board of Directors, citing personal reasons. On March 8, 2002, John Bohan resigned as President and Chief Executive Officer and as a member of our Board of Directors. On March 11, 2002, we named Mitchell Cannold as our new President and Chief Executive Officer. Mr. Cannold now serves on our Board of Directors. On March 12, 2002, we placed Thomas A. Sebastian, our Chief Financial Officer, on administrative leave. On March 19, 2002, Thomas A. Sebastian resigned from his position as Chief Financial Officer. On July 9, 2003, we named William H. Mitchell as our new Chief Financial Officer, and on September 8, 2002 we named Hyunjin F. Lerner as our Vice President of Finance and Controller to replace Mr. Kantor. William H. Wise, who currently serves as Chief Operating Officer, joined us on July 10, 2002 in connection with our acquisition of DoubleClick's North American media business.

Related Party Transactions. From March 2002 to October 2002, we engaged Los Altos Group, Inc., a corporation for which Peter Sealey, a long-standing member of the Board of Directors, serves as its Chief Executive Officer, as a consultant to advise MaxWorldwide's management. On October 1, 2002, we engaged William Apfelbaum, Chairman of our Board of Directors, as a consultant to advise MaxWorldwide's management.

Securities Class Actions. Beginning on March 21, 2002, a number of securities class action complaints were filed against us and certain of our former officers and directors in the United States District Court for the Central District of California. For a further description of the nature and status of these legal proceedings see, "Item 3 - Legal Proceedings."

Derivative Actions. Beginning on March 22, 2002, we have been named as a nominal defendant in a number of derivative actions, purportedly brought on our behalf, filed in the Superior Court of the State of California for the County of Los Angeles. For a further description of the nature and status of these legal proceedings, see "Item 3 - Legal Proceedings."

Homestore.com, Inc. On July 31, 2002, we were named as a defendant in a securities class action complaint initially filed in the United States District Court for the Central District of California against Homestore.com, Inc. For a further description of the nature and status of these legal proceedings, see "Item 3 - Legal Proceedings."

eUniverse Merger. On January 3, 2002, we announced that we entered into an Agreement and Plan of Merger with eUniverse, Inc. and L90 Acquisition Corporation, a wholly-owned direct subsidiary of eUniverse. On March 21, 2002, in light of the uncertainty as to the expected date of the conclusion of the Commission's investigation, we and eUniverse, mutually and formally terminated the merger agreement. Accordingly, the contingent cash distribution that was anticipated as part of the merger will not occur. As part of the termination, both companies have executed mutual general releases relating to the merger and we reimbursed eUniverse for expenses related to the merger equal to $300,000. Additionally, we purchased $800,000 of advertising through the eUniverse Network.

Repurchase of Shares. On August 13, 2002, we purchased in a private sale 5,293,639 shares of our common stock owned by John Bohan, our former President and Chief Executive Officer. Such purchase was made at a discount to the then current market price of the stock. The aggregate purchase price was approximately $2.65 million, or $0.50 per share. In addition, we agreed to purchase an additional 303,333 shares from Mr. Bohan, subject to certain conditions being satisfied. The purchase price for these additional shares is also $0.50 per share.

                                  RISK FACTORS

You should consider carefully the following risks before you decide to buy our common stock. The risks and uncertainties described below are not the only ones we may face. Additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

The contemplated sale of our MaxOnline division to Focus would deprive us of our ability to generate revenue from what has historically been our business model. The future of MaxWorldwide is uncertain and if the MaxOnline sale is consummated would result in a liquidation of the company.

On March 12, 2003, we entered into an agreement with Focus to sell our online advertising sales and representation business, MaxOnline. Upon the closing of this sale, which is expected to occur on or about June 30, 2003, we will have no operating business and we will not generate any revenue. If the MaxOnline Sale closes, we intend to adopt a plan of liquidation and dissolution. If the closing occurs and we liquidate our remaining assets, we can not assure you that we would distribute cash or other assets to our stockholders having a value equal to or greater than the price at which our common stock has traded in the past, currently trades or the price at which it may trade in the future. Moreover, liquidation would require that we keep a significant amount of assets in reserve for a period of time to cover contingent liabilities. Administering a liquidation could also take a long period of time and result in substantial administrative costs.

Our revenue, prospects, operating results and stock price are difficult to forecast and may fluctuate significantly due to the volatility in the internet advertising industry and our relatively short operating history.

We began our business in January 1997 and have a brief operating history which has included the acquisition of three businesses and the disposition of our adMonitor technology. During that time, the Internet advertising industry, the primary industry in which we have historically operated, has experienced significant volatility. The stock market has also experienced extreme price and volume fluctuations during this period, and our stock has been, and may continue to be, highly volatile. Moreover, we are subject to various lawsuits stemming from our announcement of the Commission's investigation. In addition, in August 2002, we were delisted from trading on the Nasdaq stock market. Given the volatility in our industry and our stock price, our relatively short operating history, and the various lawsuits that followed our announcement of the Commission's investigation, it is very difficult to forecast future revenue, operating results or stock performance. This unpredictability will likely result in significant fluctuations in our quarterly results and stock price. Therefore, you should not rely on quarter-to-quarter or year to year comparisons of results of operations or our historical stock price as an indication of our future performance. You should consider our prospects in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the Internet industry and in an early stage of development, particularly companies in rapidly evolving markets such as online advertising.

These risks include:

     -    our ability to manage our growth effectively;

     - our ability to anticipate and adapt to the rapid changes and competitive developments in the internet industry;

     -    our ability to manage the volatile demands of our clients;

     -    our ability to scale our operation to successfully increase sales;

     -    our ability to continue to develop and upgrade our technology;

     - our ability to continue to identify, attract, retain and motivate qualified personnel;

     -    market acceptance of the Internet as an advertising medium;

     - delay, cancellation, expiration or termination of advertising contracts;

     - system outages, disruption of the internet, delays in obtaining new equipment or problems with upgrades;

     -    seasonality in the demand for advertising;

     -    changes in government regulation of the Internet;

     - actual or anticipated variations in our revenue, earnings and cash flow;

     -    adoption of new accounting standards affecting our industry;

     - general economic and market conditions, extraordinary events such as the war with Iraq, and economic and market conditions specific to the internet;

     - whether we successfully resolve the various lawsuits that followed our announcement of the Commission's investigation; and

     -    whether the MaxOnline Sale is consummated.

If we are unsuccessful in addressing these risks, our revenue may not grow in accordance with our business model and may fall short of expectations of market analysts and investors, which could negatively affect the price of our stock.

Pending litigation could harm our business.

In March 2002, certain of our current and former stockholders filed multiple securities class action and derivative lawsuits against us and certain of our former officers and directors. As described in Note 14 to the Company's Consolidated Financial Statements, we believe we have reached agreements in principle to settle these lawsuits. The settlements are still under negotiation, and will be subject to certain terms and conditions, including court approval. If these suits are not settled, the litigation exposure and the uncertainty associated with this substantial unresolved litigation could seriously harm our business and financial condition. In particular, these lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of these lawsuits also could result in the diversion of our management's time and attention away from business operations, which could harm our business. Negative developments with respect to these lawsuits could cause our stock price to decline significantly. If we fail to reach final agreement to settle these lawsuits, we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise, and the size of any such payment could seriously harm our financial condition.

Litigation resulting from the sale of our MaxOnline business to Focus could harm our plans of liquidation.

The sale of our MaxOnline business to Focus may result in the termination of certain third party relationships, including contracts we have with our ad serving vendor, DoubleClick and certain Web sites. The termination of these contracts could lead to the initiation of litigation by these parties which could be time consuming and expensive to defend, and could divert our time and attention. Such litigation could lead to a delay in the completion of the transaction or the termination of the transaction.

We have a history of losses and expect to incur substantial losses in the future.

Since before our initial public offering, we have been unable to generate a profit during any fiscal year, and we cannot assure you that we will ever return to profitability. We incurred net losses attributable to common stockholders of approximately $28.0 million for the year ended December 31, 2002, $47.6 million for the year ended December 31, 2001 and $26.0 million for the year ended December 31, 2000. Our accumulated deficit from inception, as of December 31, 2002, was approximately $110.4 million. We expect to continue to incur net losses for the foreseeable future due to ongoing operating expenses and the continued expenses of defending ourselves in the derivative actions and the securities class actions if we are not able to settle these matters (see above, "Pending litigation could harm our business"). We cannot assure you that we will realize higher revenue. If we do not succeed in substantially increasing our revenue, our losses may continue indefinitely and would likely increase.

Our revenue from advertisements and advertising services tend to be cyclical and depend on the economic prospects of advertisers and the economy in general. A continued decrease in expenditures by advertisers or a continued downturn in the economy could cause our revenue to decline significantly in any given period.

We derive, and, if the MaxOnline Sale is not consummated, expect to continue to derive for the foreseeable future, all of our revenue from the sale and placement of advertisements on Web sites. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The advertising market has experienced continued softness of demand, lower prices for advertisements, the reduction or cancellation of advertising contracts, an increased risk of uncollectible receivables from advertisers and the reduction of marketing and advertising budgets. As a result, advertising spending across traditional media, as well as the Internet, has decreased, as well as our ability to collect revenue from the ads we serve.

Our customers continue to experience business conditions that could adversely affect our business.

Our customers, particularly those who are Internet-related companies, have experienced and may continue to experience difficulty raising capital and supporting their current operations and implementing their business plans and, therefore, may elect to reduce the resources they devote to advertising. Many other companies in the Internet industry have ceased operations or filed for bankruptcy protection. These customers may not be able to discharge their payment and other obligations to us. The non-payment or late payment of amounts due to us from our customers could negatively impact our financial condition. If the current environment for Internet marketing and for Internet-related companies does not improve, our business, results of operations and financial condition could be materially harmed. For the year ended December 31, 2002, our bad debt expense related to uncollected advertising fees and advertising credits was $2.4 million. This bad debt expense was partially offset by $0.4 million in reserves made against due to website payables, as a result of certain of our Web publishers bearing the risk of non-payment of advertising fees from marketers. Further reductions in advertising spending may occur. We also cannot assure you that even if economic conditions improve, marketing budgets and advertising spending will increase from current levels. As a result, our revenue from advertisements on websites and through email list services may decline significantly in any given period.

The occurrence of extraordinary events, such as the war with Iraq and the attack on the World Trade Center and the Pentagon, may substantially decrease the use of and demand for advertising over the Internet, which may significantly decrease our revenue.

Following the attack on the World Trade Center and the Pentagon, some advertisers cancelled their online advertising purchases. The same may occur as a result of the war with Iraq. Any additional occurrences of terrorist attacks or other extraordinary events that capture significant attention worldwide may result in similar reductions in the use of and demand for online advertising and may significantly decrease our revenue for an indefinite period of time.

Advertisers may be reluctant to devote a portion of their budgets to Internet advertising and digital marketing solutions.

Companies providing media services on the Internet, including us, must compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers' total marketing budgets. Widespread use of online advertising depends upon businesses accepting a new way of marketing their products and services. Potential customers may be reluctant to devote a significant portion of their marketing budget to Internet advertising if they perceive the Internet to be a limited or ineffective marketing medium. During the current economic downturn and following the burst of the Internet "bubble," we believe that many potential customers have shifted their marketing budgets away from online advertising. If the MaxOnline Sale is not consummated, since we expect to derive substantially all of our revenue in the foreseeable future from online advertising and in particular, the delivery of banner advertisements, any continued shift in marketing budgets away from Internet advertising spending could materially harm our business, results of operations or financial condition. We believe that online banner advertising has dramatically decreased since the middle of 2001 and has continued to decline throughout 2002, and this is expected to continue through some or all of 2003, which has had and could continue to have a material adverse effect on our business. If advertisers determine that banner advertising is an ineffective or unattractive advertising medium, we cannot assure you that we will be able to effectively make the transition to any other form of Internet advertising. Also, there are "filter" software programs that limit or prevent advertising from being delivered to a user's computer. The commercial viability of Internet advertising, and our business, results of operations and financial condition, would be materially and adversely affected by Web users' widespread adoption of such software.

Government regulation may affect our ability to gather, generate or use information for profiles and may hinder our ability to conduct business.

The legal and regulatory environment governing the Internet and the use of information about Web users is uncertain and may change. A number of lawsuits have recently been filed against certain Internet companies related to online privacy. In addition, the Federal Trade Commission has begun investigations of, and several Attorney Generals have instituted legal proceedings against, certain Internet companies related to online privacy. United States legislators and various state governments in the past have introduced a number of bills aimed at regulating the collection and use of data from Internet users and additional similar bills are currently being considered. The European Union has adopted a directive addressing data privacy that may result in limitations on the collection and the use of specific personal information regarding Internet users. In addition, Germany and other European Union member countries have imposed their own laws protecting data that can become personally identifiable through subsequent processing. Other countries have enacted, or are considering, limitations on the use of personal data as well. The effectiveness of our services could be impaired by any limitation on the collection of data from Internet users, and consequently, our business and results of operations could be harmed.

A number of laws and regulations have been, and in the future may be, adopted covering issues such as pricing, acceptable content, taxation and quality of products and services on the Internet. This legislation could inhibit the growth in the use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium. In addition, due to the global accessibility of the Internet, it is possible that multiple federal, state or foreign jurisdictions might inconsistently regulate our activities and our customers. Any of these developments could limit our ability to do business and to generate revenue.

From time to time, a small number of Web publishers may account for a significant percentage of our advertising revenue. As a result, our failure to develop and sustain long-term relationships with Web publishers, or the reduction in traffic of a current Web publisher in our network, could limit our ability to generate revenue.

Our contracts with Web publishers are generally one year in duration and can be terminated by either party with as little as 30 days notice. We cannot assure you that any of our Web publishers will continue their relationships with us. Additionally, we may lose Web publishers as a result of acquisitions or as a result of the discontinuation of operations of any of our Web publishers. If the MaxOnline Sale is consummated, we anticipate transferring all of our Web publishers to Focus in connection with the transaction.

From time to time, a limited number of marketers may account for a significant percentage of our gross billings and revenue and a loss of one or more of these marketers could cause our results of operations to suffer.

For the year ended December 31, 2002, revenue from our largest purchaser of advertising accounted for approximately 13 % of our MaxOnline gross billings and approximately 12% of revenue. Marketers typically purchase advertising under short-term purchase order agreements. We cannot assure you that our top marketers or our other marketers will continue their relationships with us. The loss of one or more of the marketers that represent a significant portion of our revenue could cause our results of operations to suffer. If the MaxOnline Sale is consummated, we will no longer engage in business with marketers. In addition, many of our contracts with Web publishers require us to bear the risk of non-payment of advertising fees from marketers. Accordingly, the non-payment or late payment of amounts due to us from a significant marketer could cause our financial condition to suffer.

Since our business depends in part on market acceptance of electronic commerce, if electronic commerce does not grow, or grows slower than we expect, our ability to generate revenue may suffer.

Our success depends in part on market acceptance of electronic commerce. A number of factors outside of our control could prevent this acceptance, including the following:

     - the necessary network infrastructure for substantial growth in usage of the Internet may not develop adequately;

     - insufficient availability of telecommunication services or changes in telecommunication services could result in slower response times; and

     - negative publicity and consumer concern surrounding the security of transactions could impede the growth of electronic commerce.

If electronic commerce does not grow, or grows slower than we expect, due to any of the above factors, or any other factor, our ability to generate revenue could suffer.

Our failure to adequately respond to rapid changes in technology and the Internet could harm our ability to generate revenue.

The market for online products and services is subject to rapid change and characterized by evolving industry standards and frequent introductions of new technological developments. These new standards and technological developments could make our existing or future products or services obsolete. Keeping pace with the introduction of new standards and technological developments could result in significant additional costs or prove to be difficult or impossible for us. Any failure to keep pace with the introduction of new standards and technological developments on a cost-effective basis could result in increased costs and harm our ability to generate revenue.

Many competitors have substantial competitive advantages that may make it more difficult for us to retain our existing marketers and Web publishers and to attract new marketers and Web publishers.

The markets for online advertising and direct marketing are intensely competitive. We compete with television, radio, cable and print for a share of marketers' total advertising budgets. We also compete with large Web publishers and Web portals, such as AOL, Lycos, MSN and Yahoo, for the online advertising budgets of marketers. In addition, we compete with various Internet advertising networks. Many of our current and potential competitors enjoy competitive advantages over us, including significantly greater financial, technical and marketing resources. They may also enjoy significantly greater brand recognition and substantially larger bases of Web site clients and marketers.

As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in client requirements. Our competitors may also have a significantly greater ability to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, strategic partners, marketers and Web publishers. Further, our competitors may develop online and offline products and services that are equal to or superior to our products and services or that achieve greater market acceptance than our products and services. If we are unable to compete successfully against existing or potential competitors, our revenue and margins may decline.

If the MaxOnline Sale is not consummated, our failure to successfully acquire and integrate new technologies and businesses could cause our results of operations to suffer.

The Internet is a quickly changing environment, requiring companies to constantly improve their technology and develop or acquire new technology. If the MaxOnline Sale is not consummated and we continue in the Internet advertising business, we cannot assure you that we will be able to identify other acquisition or investment candidates. Even if we do identify other candidates, we cannot assure you that we will be able to make any potential acquisition or investment on commercially acceptable terms. Moreover, we may have difficulty integrating and/or operating any acquired businesses, products, services or technologies. These difficulties could disrupt our business, distract our management and employees and increase our expenses. In addition, we may incur debt or issue equity securities to fund any future acquisitions. The issuance of equity securities could be dilutive to existing stockholders.

If we are unable to safeguard the security and privacy of our information, our results of operations may suffer.

Our technical infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems. Weaknesses or vulnerabilities in the Internet, a user's personal computer or in our services could compromise the confidential nature of information transmitted over the Internet. These factors could require us to devote significant financial and human resources to protect against future breaches and alleviate or mitigate problems caused by security breaches. Security breaches could result in financial loss, litigation and other liabilities, any of which could cause our results of operations to suffer.

Any failure by us to protect our intellectual property could harm our business and competitive position.

We generally protect our intellectual property through a combination of trademark, trade secret and copyright laws, confidentiality and inventions agreements with our employees and third parties, and license agreements with consultants, vendors and clients. We have filed applications for several trademarks internationally and in the United States. We cannot assure you that any of our trademark applications will be approved. Even if these applications are approved, the trademarks may be successfully challenged by others or invalidated. In addition, despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. We may not have adequate remedies for any breach of confidentiality agreements, and our trade secrets may otherwise become known or independently developed by competitors.

We may be liable for content available or posted on the Web sites of our publishers.

We may be liable to third parties for content in the advertising we serve if the music, artwork, text or other content involved violates the copyright, trademark or other intellectual property rights of such third parties or if the content is defamatory. Any claims or counterclaims could be time-consuming, result in costly litigation or divert management's attention.

We depend on third-party ad serving, Internet and telecommunications providers, over whom we have no control, to operate our services. Interruptions in our services caused by one of these providers or failure in our technology and computing systems could have an adverse effect on revenue and our relationships with our clients and securing alternate sources of these services could significantly increase expenses.

We depend heavily on several third-party providers of ad serving, Internet and related telecommunication services, including hosting and co-location facilities, in operating our products and services. These companies may not continue to provide services to us without disruptions in service, at the current cost or at all. The costs associated with any transition to a new service provider would be substantial, requiring us to reengineer our computer systems and telecommunications infrastructure to accommodate a new service provider. This process would be both expensive and time-consuming. In addition, failure of our ad serving, Internet and related telecommunications providers to provide the ad serving, data communications capacity in the time frame required by us could cause interruptions in the services we provide. Furthermore, we have periodically experienced minor systems interruptions, including Internet disruptions, which we believe may occur periodically in the future. The continuing and uninterrupted performance of our servers and networking hardware and software infrastructure is critical to our business. Any system failure that causes interruptions in our ability to service our customers could reduce customer satisfaction and, if sustained or repeated, could cause our results of operations to suffer.

The loss of key employees and the reduction in our workforce may impair our business and results of operations. If we are unable to attract and retain sales and client service personnel our business and future revenue growth could suffer.

Our performance and future success is substantially dependent on the continued service of our officers and other employees, all of who are employed on an at-will basis. Many of our executive officers have worked together for only a short period of time. For example, our President and Chief Executive Officer, our Chief Financial Officer, our Chief Operating Officer and our Chief Technology Officer have joined us within the past year. The loss of the services of any of the above executive officers, our President of Sales or any other key personnel could harm our business.

We have lost a number of our employees over the past year due to certain acquisitions and dispositions and general economic conditions. In February 2003 as a result of the sale of our MaxDirect division to American List Counsel, we reduced a portion of our workforce, particularly those employees associated with the MaxDirect business. In addition, we reduced the combined workforce following our acquisition of the North American media business of DoubleClick. These reductions in workforce may negatively impact our ability to conduct business and serve our customers and vendor partners with the level of service as we have in the past, which could cause our business to suffer. Further, our workforce reduction could cause concern among our customers, vendors and other significant strategic relationships about our ability to meet their ongoing Internet marketing solutions needs. Our remaining personnel may also seek employment with larger, more stable companies they perceive to have better prospects. If the MaxOnline Sale is consummated, we anticipate losing substantially all of our employees. If the MaxOnline Sale is not consummated, our future success will depend on our ability to identify, recruit, train, integrate and retain qualified sales and marketing, managerial and technical personnel. Competition for these personnel is intense. The inability to attract, integrate and retain the necessary sales, marketing, technical and administrative personnel could harm our ability to generate revenue.

Future sales of our common stock may affect the market price of our common stock.

As of March 31, 2003, we had 24,503,282 shares of common stock outstanding, excluding approximately 4.6 million shares subject to options outstanding as of such date under our stock option plan that are exercisable at prices ranging from $0.45 to $21.06 per share. Additionally, certain holders of our common stock have registration rights with respect to their shares. We may be required to file one or more registration statements in compliance with these registration rights. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock prevailing from time to time. Because of our delisting from Nasdaq, our shares trade only on the "Pink Sheets," which means that our trading volume is generally much lower that it was when we were traded on Nasdaq. Sales of substantial amounts of common stock, or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock, particularly given our relatively low trading volume.

We may need additional capital in the future to operate our business and we may experience difficulty in obtaining this additional capital.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may need to raise additional funds in the future to fund our operations, to enhance or expand the range of products and services we offer or to respond to competitive pressures or perceived opportunities. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or not available when required or on acceptable terms, the growth of our business and results of operations may suffer.

We are subject to anti-takeover provisions, which may make it difficult for a third party to acquire us.

A number of recent acquisitions and consolidations have occurred in our industry. We are subject to anti-takeover provisions that may make it difficult for a third party to acquire us, including the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a "business combination" includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an "interested stockholder" is a person who, together with affiliates and associates, owns, or within three years prior, did own, 15% or more of the corporation's voting stock. These provisions will not preclude us from consummating the MaxOnline Sale.

Our common stock was delisted from the Nasdaq Stock Market and as a result, trading of our common stock has become more difficult.

Our common stock was delisted from the Nasdaq Stock Market on August 20, 2002 because we did not timely file our quarterly report on Form 10-Q for the quarter ended June 30, 2002 following our discovery of the misclassification of certain expenses in prior periods as research and development expenses. The result of this action is a limited public market for our common stock. Trading is now conducted in the over-the-counter market in the so-called "Pink Sheets." Consequently, selling our common stock is more difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and security analysts and news media's coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume.

As a result of the delisting of our common stock from the Nasdaq National Market, our common stock may become subject to the "penny stock" regulations, including Rule 15g-9 under the Securities Exchange Act of 1934. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. In the event that our common stock becomes subject to the penny stock regulations, the market liquidity for the shares would be adversely affected.

E-mail marketing may not gain market acceptance, which could have a material adverse effect on our business.

The degree to which our e-messaging platform is accepted and used in the marketplace depends on market acceptance of e-mail as a method for targeted marketing of products and services. Our ability to successfully differentiate our services from random mass e-mailing products and services, which have encountered substantial resistance from consumers, also will be important. Businesses that already have invested substantial resources in traditional or other methods of marketing may be reluctant to adopt new commercial methods or strategies, such as e-mail marketing. In addition, individuals with established patterns of purchasing goods and services based on traditional marketing methods may be reluctant to alter those patterns. As a result of the factors listed above, e-mail marketing may not be accepted by the marketplace, which would have a material adverse effect on our business.

Our revenue could decline if we fail to effectively manage our existing advertising space and our growth could be impeded if we fail to acquire new advertising space.

The success of our current business depends in part on our ability to effectively manage our existing advertising space. The Web sites that list their unsold advertising space with us are not bound by long-term contracts that would ensure us a consistent supply of advertising space, which we refer to as inventory. In addition, Web sites can change the amount of inventory they make available to us at any time. If a Web site publisher decides not to make advertising space from its Web sites available to us, we may not be able to replace this advertising space with advertising space from other Web sites that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers' requests. These events could result in lost revenue. We expect that our customers' requirements will become more sophisticated as the Web matures as an advertising medium. If we fail to manage our existing advertising space effectively in order to meet our customers' changing requirements, our revenue could decline.

The growth of our current business depends on our ability to expand our advertising inventory. In order to attract new customers, we must maintain a consistent supply of attractive advertising space. Our ability to attract new Web sites and to retain Web sites currently in our network will depend on various factors, some of which are beyond our control. These factors include our ability to introduce new and innovative product lines and services, our ability to efficiently manage our existing advertising inventory, our pricing policies and the cost-efficiency to Web publishers of outsourcing their advertising sales. We cannot assure you that the size of our inventory will increase or even remain constant in the future. Furthermore, if the MaxOnline Sale is consummated, we will sell to Focus substantially all of our existing advertising space, relationships with Web publishers and other assets relating to our online advertising business thereby materially adversely affecting our ability to attract new customers.

We could lose customers or advertising inventory if we fail to measure clicks on banner advertisements in a manner that is acceptable to our advertisers and Web publishers.

In some instances, we earn advertising revenue and make payments to Web publishers based on the number of clicks on advertisements delivered on our network. Advertisers' and Web publishers' willingness to use our services and join our network will depend on the extent to which they perceive our measurements of clicks to be accurate and reliable. Advertisers and Web publishers often maintain their own technologies and methodologies for counting clicks and from time to time we have had to resolve differences between our measurements and theirs. Any significant dispute over the proper measurement of clicks or other user responses to advertisements could cause us to lose our customers or advertising inventory.


ITEM 2.  PROPERTIES

Our principal executive offices are located in New York, New York, where we lease approximately 5,100 square feet under a lease that expires on February 12, 2009. In addition, we lease space for our sales and marketing efforts in Chicago, IL; Greenwich, CT; San Francisco, CA; Santa Monica, CA and Seattle, WA. We also leased space in Marina del Rey, CA, which formerly housed our headquarters. This lease was terminated on April 7, 2003. Our MaxDirect business was operated from space we leased in Valhalla, NY and Woodbury, MN. As a result of our sale of MaxDirect, we no longer lease the Valhalla, NY and Woodbury, MN spaces. We are continually evaluating our facility requirements. We believe that our existing leased space is sufficient for our current operations and that suitable replacement space will be available in the future on commercially reasonable terms. If the MaxOnline Sale is consummated, Focus will assume the leases for our facilities spaces in Chicago, IL; Greenwich, CT; New York, NY and Santa Monica, CA.


ITEM 3.  LEGAL PROCEEDINGS

We are a party to lawsuits in the normal course of our business. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Other than as described below, we are not a party to any material legal proceedings.

General Litigation

On April 2, 2001, EMI Communications Corp. filed a lawsuit against us in the Queen's Bench (Brandon Centre), Manitoba, Canada. The suit alleges breach of contract by L90, our wholly owned subsidiary. We believe this suit is without merit and intend to vigorously defend against these claims. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation.

On November 21, 2001, Frank Addante, our former Chief Technology Officer, filed a Demand for Arbitration with the American Arbitration Association in Los Angeles, California. Mr. Addante claimed copyright infringement, breach of contract, fraud, conversion, securities fraud and breach of fiduciary duty. He sought an unspecified amount of damages, declaratory relief, injunctive relief and an accounting (to determine monetary damages). In November 2002, we settled this dispute with Mr. Addante. As part of the settlement and mutual release, we paid $250,000 to Mr. Addante.

On May 2, 2002, John Bohan, the Company's former Chief Executive Officer, filed an action against us in the Court of Chancery for the State of Delaware, seeking an order requiring the Company to advance his defense costs in connection with the Commission's investigation and the related civil litigation in accordance with his indemnification agreement with the Company and its charter documents. On June 6, 2002, the parties entered into a stipulation and order establishing a procedure for the advancement of expenses subject to an undertaking by Mr. Bohan to repay the Company if it is determined that indemnification is not warranted. During the calendar years 2002 and 2003, the Company paid legal and other professional fees and expenses of approximately $1.9 million, in the aggregate, on behalf of certain former officers and directors, including Mr. Bohan, pursuant to their indemnification agreements with the Company and the Company's charter documents. Mr. Bohan was initially subject to an undertaking with the Company pursuant to which he was obligated to repay all amounts advanced to him by the Company in the event it was determined that that indemnification was not warranted. In April 2003, the Company entered into an agreement, pursuant to which it agreed to terminate Mr. Bohan's obligations to the Company under this undertaking in exchange for a release from Mr. Bohan of all future indemnification obligations of the Company to Mr. Bohan under his indemnification agreement with the Company and its charter documents. The payment made under this agreement is included in the $1.9 million of costs described above.

On February 3, 2003, Anthony Hauser, a former founder of webMillion.com, Inc., filed against us, certain former officers and directors and William Apfelbaum, our Chairman of the Board of Directors a Demand for Arbitration with the American Arbitration Association in Los Angeles, California. Mr. Hauser claims breach of contract, breach of fiduciary duty, misrepresentation and fraud and securities law violations arising out of our acquisition of webMillion.com. He has asserted damages in the amount of $6.0 million. We believe this arbitration claim is without merit and intend to vigorously defend against these claims. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome in litigation could materially and adversely affect our business, financial condition, results of operations and any distribution to shareholders in a liquidation.

The Securities and Exchange Commission's Investigation and Nasdaq Delisting

On January 25, 2002, the Commission issued a formal order of investigation in connection with non-specified accounting matters, financial reports, public disclosures and trading activity in our securities. In connection with this investigation, the Commission requested that we provide it with certain documents and other information. We have reached an agreement with the staff of the Commission to settle the Commission's investigation. Pursuant to the settlement, we consented to the entry by the Commission of an order relating to certain cash transactions that substantially offset one another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under GAAP. The Commission's findings in the proposed order, which we will not admit or deny, include findings that we improperly recorded and reported revenue from certain barter transactions and misclassified certain research and development expenses in 2000 and 2001. The order requires us to cease and desist from further violations of sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act and Rules 12b-20, 13a-1 and 13a-13. The order does not require us to pay any fine or monetary damages. In addition, in January 2002, we were notified that the Nasdaq National Stock Market Listing Investigations requested certain documents and other information relating to certain transactions pursuant to Marketplace Rule 4330(c). On August 20, 2002, our common stock was delisted from the Nasdaq National Stock Market as a result of our failure to timely file our quarterly report on Form 10-Q for the quarter ended June 30, 2002.

On February 1, 2002, our Board of Directors authorized the Audit Committee of the Board of Directors to commence an independent internal investigation into the matters investigated by the Commission. The Audit Committee and we each engaged special counsel and a forensic accounting firm to conduct a comprehensive examination of our financial records. On May 6, 2002, we announced that the Audit Committee had concluded its internal investigation and determined that certain of our financial results for the years ended December 31, 2001 and December 31, 2000 would be restated. As a result, we restated certain of our financial results as reflected in (i) our annual report on Form 10-K for the year ended December 31, 2001, which we filed with the Commission on May 16, 2002, (ii) our amended quarterly reports on Form 10-Q for the quarters ended March 31, 2002, September 30, 2000, March 31, 2001, June 30, 2001, and September 30, 2001, which we filed with the Commission on June 11, 2002.

Following our dismissal of Arthur Andersen as our independent accountants, we engaged PricewaterhouseCoopers LLP as our new independent accountants on July 9, 2002. During the course of our preparation of our quarterly report on Form 10-Q for the quarter ended June 30, 2002, we discovered certain errors in the application of generally accepted accounting principles in the United States ("GAAP") which required restatement of our previously issued financial statements. Because the auditors that previously reported on the 2001 and 2000 consolidated financial statements have ceased operations, we engaged our current auditors to re-audit our financial results for the years ended December 31, 2001 and 2000. These audits have resulted in a restatement of our financial statements for the years ended December 31, 2001 and 2000 and for the quarter ended March 30, 2002. As a result of this discovery we were unable to file on a timely basis our 10-Q for the quarters ended June 30, 2002 and September 30, 2002. Following the delay in our filing of our 10-Q for the quarter ended June 30, 2002; Nasdaq informed us that our stock would no longer be listed on their stock exchange. For a description of the restatements, see Note 3 to our consolidated financial statements.

Securities Class Actions

Beginning on March 21, 2002, following the announcement of the Commission's investigation and the internal investigation conducted by of the Audit Committee of the Board of Directors, a number of securities class action complaints were filed against us and certain of our former officers and directors in the United States District Court for the Central District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased our common stock during the purported class period. The complaints generally allege that during 2000 and 2001 we, and the other named defendants, made false or misleading statements of material fact about our financial statements, including our revenue, revenue recognition policies, business operations and prospects for the years 2000, 2001 and beyond. The complaints seek an unspecified amount of damages on behalf of persons who purchased our common stock during the purported class period. On July 17, 2002, the securities class actions were consolidated in a single action for all purposes. On July 22, 2002, the court appointed John A. Levin & Co. as the lead plaintiff in the consolidated action. On September 20, 2002, the lead plaintiff filed its consolidated amended class action complaint. On March 18, 2003 the court granted our motion to dismiss the consolidated class action lawsuit for failure to state a claim upon which any relief may be granted and the consolidated class action lawsuit was dismissed without prejudice. Because the class action lawsuit was dismissed without prejudice, plaintiffs have an opportunity to amend the complaint against the defendants. We have reached an agreement in principle with the lead plaintiff to settle the class action for $5.0 million. Final terms of the settlement are still under negotiation and are subject to certain terms and conditions, including court approval.

Derivative Actions

Beginning on March 22, 2002, we have been named as a nominal defendant in at least two derivative actions, purportedly brought on our behalf, filed in the Superior Court of the State of California for the County of Los Angeles. The derivative complaints allege that certain of our current and former officers and directors breached their fiduciary duties to us, engaged in abuses of their control of us, wasted corporate assets, and grossly mismanaged the Company. The plaintiffs seek unspecified damages on our behalf from each of the defendants. We have reached an agreement in principle, subject to certain conditions, including court approval, to settle these derivative actions for $775,000 in attorneys' fees and the adoption of certain corporate therapeutic actions. We have received insurance proceeds sufficient to satisfy the $775,000 to be paid by us in settlement of the derivative suits.

Other Legal Matters

We periodically may become subject to other legal proceedings in the ordinary course of our business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year covered by this Report.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for common stock

Beginning on January 28, 2000, the date of our initial public offering, our common stock was quoted on the Nasdaq National Market under the symbol LNTY. On April 18, 2002, the symbol under which we traded was changed to LNTYE pursuant to Nasdaq Marketplace Rule 4310(c)(14) as a result of our delay in filing our annual report on Form 10-K for the year ended December 31, 2001. The symbol was later changed back to LNTY on June 20, 2002. On July 10, 2002, we reorganized into a holding company format and began trading under the symbol MAXW. On August 20, 2002, our common stock was delisted from the Nasdaq National Stock Market. The symbol under which we trade in the "Pink Sheets" is MAXW.PK. Prior to January 28, 2000, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock.


Period                                                                    High         Low
------                                                                --------     -------

First Quarter (January 1, 2001 through March 31, 2001)                   $ 6.63      $ 2.28
Second Quarter (April 1, 2001 through June 30, 2001)                       3.00        1.68
Third Quarter (July 1, 2001 through September 30, 2001)                    2.63        0.95
Fourth Quarter (October 1, 2001 through December 31, 2001)                 1.71        0.93
First Quarter (January 1, 2002 through March 31, 2002)                     2.07        0.92
Second Quarter (April 1, 2002 through June 30, 2002)                       1.40        0.84
Third Quarter (July 1, 2002 through September 30, 2002)                    0.96        0.20
Fourth Quarter (October 1, 2002 through December 31, 2002)                 0.64        0.40


On March 31, 2003, the last sale price of our common stock reported by the Pink Sheets was $0.67 per share. As of March 31, 2003, we had approximately 89 holders of record of our common stock.

Dividend Policy

During the fiscal years ending December 31, 2002 and, 2001, we did not declare or pay cash dividends on any of our common stock.

Sale of Unregistered Securities

On July 10, 2002, we issued an aggregate of 4.8 million shares of common stock to DoubleClick. These securities were issued, among other consideration, in exchange for the North American media business of DoubleClick. These securities were issued and sold in reliance upon the exemption provided for by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Use of Proceeds from our Initial Public Offering

The effective date of our initial public offering of shares of common stock was January 28, 2000 (SEC Registration No. 333-87607). We completed our initial public offering on February 2, 2000, through which we sold 7,475,000 shares of our common stock, inclusive of the underwriters' over allotment, at an initial public offering price of $15.00 per share. Our initial public offering was managed by SG Cowen Securities Corporation, Banc of America Securities LLC, CIBC Oppenheimer Corp. and Wit Capital Corporation. The initial public offering resulted in gross proceeds of approximately $112.1 million, approximately $7.8 million of which was applied toward the underwriting discount and commission. Expenses related to the offering totaled approximately $1.5 million. Our net proceeds from the offering were approximately $102.6 million. From the time of receipt through the date of this report, these net proceeds have been applied toward general corporate purposes and strategic acquisitions.



Equity Compensation Plan Information

------------------------------------------------------------------------------------------------------------------------------------
Plan category                    Number of securities to be       Weighted-average exercise       Number of securities remaining
                                 issued upon exercise of          price of outstanding options,   available for future issuance
                                 outstanding options, warrants    warrants and rights             under equity compensation plans
                                 and rights                                                       (excluding securities reflected
                                                                                                  in column (a))
                                 (a)                              (b)                             (c)
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans        3,067,414                        $2.51                           5,518,288
approved by security holders
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not    31,833                           $1.37.                          none.
approved by security holders
------------------------------------------------------------------------------------------------------------------------------------
Total                            3,099,247                        $2.50                           5,518,288
------------------------------------------------------------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

You should read the following selected financial data with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The Statement of Operations data for the fiscal years ended December 31, 2002, 2001 and 2000 and the balance sheet data as of December 31, 2002 and 2001 are derived from our restated consolidated financial statements that are included elsewhere herein. The Statement of Operations data for the fiscal years ended December 31, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999 and 1998 were derived from our unaudited financial statements.

On January 25, 2002, the Securities and Exchange Commission (the "Commission") issued a formal order of investigation in connection with non-specified accounting matters, financial reports, public disclosure and trading activity in our securities. On February 1, 2002, our Board of Directors authorized the Audit Committee to commence an independent internal investigation into the matters that prompted the Commission's investigation. To assist in this inquiry, we and the Audit Committee each engaged separate special counsel and forensic accounting firms. As a result, certain of our financial results for the years ended December 31, 2001 and December 31, 2000 were restated in our Form 10-K filed with the Commission May 16, 2002. During July 2002 we retained PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") as our new independent accountants. During the course of our preparation of our quarterly report on Form 10-Q for the quarter ended June 30, 2002, we discovered misclassifications of certain research and development expenses in our previously reported financial statements. As a result, we engaged PricewaterhouseCoopers to re-audit our financial results for the years ended December 31, 2001 and 2000. This engagement is in addition to our original engagement of PricewaterhouseCoopers to audit our financial results for the year ended December 31, 2002. These audits have resulted in a restatement of our financial statements for the years ended December 31, 2001 and 2000 and for the quarter ended March 30, 2002.

In addition, we determined that certain expenses previously classified as research and development expenses ("R & D") in our 1999 and 1998 financial statements should be more appropriately classified in other captions within our Consolidated Statement of Operations. We concluded that of the $2.5 million of previously reported research and development expense in 1999, approximately $1.8 million should have been recorded as cost of revenue as they represented costs associated with running our adMonitor product, and approximately $0.2 million of personnel-related costs associated with business development personnel should have been recorded to sales and marketing expense. The remaining balance of approximately $0.5 million represents personnel costs associated with enhancing existing products. The Company has determined that such costs are more appropriately classified as product development expense. The Company also determined that with respect to the $0.1 million of previously reported 1998 research and development expense it is more appropriate to classify this expense as product development expense in the unaudited financial statements.

Furthermore, we determined that due to certain features of our Series A, B and C preferred stock, the Company inappropriately included such preferred stock within "Stockholders' Equity" in its previously reported financial statements. The Company has determined that these securities should have been classified outside of stockholders' equity for the periods they were outstanding. All outstanding preferred stock was converted into common stock upon the initial public offering of the Company's common stock in February 2000. These adjustments have resulted in stockholders' equity being reduced by $16.0 million and $2.0 million at December 31, 1999 and 1998, respectively.

As a result, our consolidated financial statements for 1999 and 1998 have been restated and are therefore considered unaudited.

The selected five-year financial data has been restated to reflect the adjustments made to our financial statements related to the improper application of generally accepted accounting principles in prior periods. As a result of these items, we have reduced our reported revenue by approximately $3.6 million for the year ended December 31, 2000 and by approximately $1.1 million for the year ended December 31, 2001. Cost of revenue increased by approximately $10.3 million and approximately $9.8 million for the years ended December 31, 2000 and December 31, 2001 respectively. Operating expenses decreased by approximately $7.4 million to approximately $36.8 million and decreased $19.7 million to $55.2 for the years ended December 31, 2000 and 2001, respectively. Our net loss for the year ended December 31, 2000 increased from approximately $20.5 million to approximately $26.0 million and our net loss for the year ended December 31, 2001 decreased from approximately $52.6 million to approximately $47.6 million. Additionally we made certain reclassifications between operating and non-operating expenses. The effect of these adjustments on our quarterly results for the year ended December 31, 2001, along with additional adjustments relating to the first quarter of 2002, are reflected in Note 18 to our consolidated financial statements.


                                                                                (in thousands, except per share data)
                                                                                       Years Ended December 31,
                                                                      -----------------------------------------------------------
Statement of Operations                                                  2002        2001        2000        1999        1998
                                                                      ----------- ----------- ------------ ---------- -----------
                                                                                   (restated)  (restated)  (restated)  (restated)
Revenue:
     Service fee-based revenue                                         $  14,779   $  19,142   $   43,582   $  7,283  $        -
     Commission-based revenue                                              8,033       7,405        1,520      1,918       2,189
                                                                      ----------- ----------- ------------ ----------------------
Total revenue                                                             22,812      26,547       45,102      9,201       2,189

Cost of revenue                                                           11,762      23,025       41,403      6,502           -
                                                                      ----------- ----------- ------------ ---------- -----------

Gross profit                                                              11,050       3,522        3,699      2,699       2,189
                                                                      ----------- ----------- ------------ ---------- -----------

Operating expenses (income):
     Sales and marketing                                                   9,766      15,736       16,548      5,082       1,362
     Product development                                                       -       2,322        1,250        614         138
     General and administrative                                           18,284      19,863       18,833      4,520         995
     Special charges                                                       9,893           -            -          -           -
     Impairment of goodwill and other intangible assets                    4,398      10,921            -          -           -
     Other impairment charges                                              1,915       3,271          162          -           -
     (Gain) loss on sale of adMonitor                                    (4,255)       3,068            -          -           -
                                                                      ----------- ----------- ------------ ---------- -----------
          Total operating expenses                                        40,001      55,181       36,793     10,216       2,495

                                                                      ----------- ----------- ------------ ---------- -----------
Operating loss                                                          (28,951)    (51,659)     (33,094)    (7,517)       (306)

Other income, net                                                            207       2,125        1,772         29          16
Investment impairment                                                          -     (1,000)            -          -           -
Interest income                                                              740       2,921        5,367          -           -
                                                                      ----------- ----------- ------------ ---------- -----------
Loss before provision for income taxes                                  (28,004)    (47,613)     (25,955)    (7,488)       (290)
Provision for income taxes                                                     -           2            2          -           -
                                                                      ----------- ----------- ------------ ---------- -----------
Net loss                                                                (28,004)    (47,615)     (25,957)    (7,488)       (290)
Cumulative dividends on participating preferred stock                          -           -            2      1,470          23
                                                                      ----------- ----------- ------------ ---------- -----------
Net loss attributable to common stockholders                           $(28,004)   $(47,615)   $ (25,959)   $(8,958)  $    (313)

Basic and diluted net loss per share attributable to common
stockholders:                                                          $  (1.11)   $  (1.94)   $   (1.18)   $ (0.93)  $   (0.04)
                                                                      =========== =========== ============ ========== ===========

Weighted average number of common shares outstanding:                     25,253      24,579       21,957      9,609       7,112
                                                                      =========== =========== ============ ========== ===========


                                                                                            (in thousands)
                                                                                       Years Ended December 31,
                                                                      -----------------------------------------------------------
                                                                         2002        2001        2000        1999        1998
                                                                      ----------- ----------- ------------ ---------- -----------
Balance Sheet Data:                                                               (restated)  (restated)   (restated) (restated)
Cash and cash equivalents                                              $  33,253   $  63,831   $   72,653   $  6,896  $    2,112
Working capital                                                           25,439      54,624       74,870      4,914       1,996
Total assets                                                              61,943      85,335      120,993     16,136       3,936
Other liabilities                                                             78       1,031          777      2,043         248
Convertible preferred stock                                                    -           -            -     16,006       2,000
Total stockholders' equity (deficit)                                      35,708      62,150      107,701    (8,694)         132

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the financial statements and the notes to financial statements included elsewhere in this report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

MaxWorldwide, Inc.'s consolidated financial statements for the years ended December 31, 2001 and 2000, as filed with the Securities and Exchange Commission on May 16, 2002, have been restated. Accordingly, all financial data in this Report reflects the effects of this restatement. See Note 3 to MaxWorldwide, Inc.'s Consolidated Financial Statements for a description of the restatements.

Overview

References in this Report to "MaxWorldwide," "we," "our" and "us" refer to MaxWorldwide, Inc. and our consolidated subsidiaries. We are a leading provider of marketing services for marketers. We design and implement online marketing campaigns for our marketing clients and strategically place their ads on both our internal network of Web sites and an external network of Web sites with which we partner on individual marketing campaigns. Since our acquisition of the list marketing business of Novus List Marketing in May 2001 until the sale of our MaxDirect division in February 2003, our business consisted of two divisions:

1. MaxOnline - which primarily consists of online website and e-mail advertising; and

2. MaxDirect - which primarily consisted of offline direct marketing list management, list mailing fulfillment and database management. We sold our MaxDirect division to American List Counsel in February 2003 and therefore no longer provide these services.

Our 2002 fiscal year presented a number of opportunities and challenges that led to several significant events for our company. We began 2002 by entering into an agreement to sell substantially all of our assets to eUniverse. We also anticipated making a special distribution of a significant portion of our cash to our shareholders in connection with the eUniverse transaction. However, in January 2002 we were notified that the Commission had initiated an inquiry into the manner in which we recorded certain transactions in 2000 and 2001. In light of this inquiry, in March 2002 we and eUniverse agreed to terminate the proposed sale and, as a result, we elected not to make the special distribution to our shareholders. In response to the Commission's inquiry, we, including our Audit Committee, immediately launched an internal investigation and hired forensic accountants to review certain of our prior transactions. In May 2002, we concluded our investigation and restated certain of our previously reported financial results.

In March 2002 certain of our stockholders filed a number of securities class action complaints against us and certain of our former officers and directors. We also had derivative actions filed, purportedly brought on our behalf. We have been defending these actions vigorously and we have had to devote a considerable resources to defending these actions. We have reached an agreement in principle, subject to certain conditions, including court approval, to settle the derivative actions for $775,000 in attorneys' fees and the adoption of certain corporate therapeutic actions. As referenced above in the "Legal Proceedings" section, we have also reached an agreement in principle to settle the class action complaint for $5.0 million. The final settlement is subject to certain terms and conditions, including court approval. The majority of these settlement amounts will be paid for by the Company's insurers.

Fiscal year 2002 also saw a significant change in our management team. In March 2002, Mitchell Cannold, a seasoned executive in the media industry, replaced John Bohan as our President and Chief Executive Officer. In July 2002 William H. Mitchell became our Chief Financial Officer following the resignation of Thomas Sebastian in March 2002.

Under our new management team, in July 2002 we acquired the North America media assets of a significant competitor, DoubleClick Media. In connection with this acquisition, we changed our name to MaxWorldwide and reorganized into a holding company structure.

Fiscal year 2002 also saw a change in our independent accountants from Arthur Andersen to PricewaterhouseCoopers LLP. Following this change in July 2002, we determined in August 2002 that it would be necessary to further restate certain of our prior reported operating results. As a result, we were unable to file our quarterly reports for the quarters ending June 30, 2002 and September 30, 2002. This led to the de-listing of our common stock from The Nasdaq National Market in August 2002. Our stock now trades on the Pink Sheets.

During the last quarter of 2002 we commenced the re-audit of our financial statements for 2001 and 2000 with PricewaterhouseCoopers LLP. During the process of our re-audit we determined that we would need to restate our historical financial statements for issues primarily associated with the following: activity formerly recorded as Research and Development, the webMillion and Novus List Marketing acquisition accounting, the adMonitor transaction, our investment in Zondigo, impairments of facility leases and fixed assets, revenue recognition and bad debt expense. See Note 3 to the Company's Consolidated Financial Statements for a description of the restatements.

In February 2003, we concluded that it would be in our stockholders' best interest for us to sell our offline division, MaxDirect. We concluded that there was little effective overlap between our online and offline customers and that we should focus on maximizing the value of each business as separate business units. Our competitors in the offline list management business were more effectively structured and financed. Accordingly, in February 2003, we sold MaxDirect to American List Counsel. (See "Business Transactions" below)

In March 2003, we agreed to sell our online business, MaxOnline to Focus. We believe that to develop profitability in the online advertising business we needed access to more products for our clients. Rather than develop or acquire such products we believed the best interests of our shareholders would be served by selling MaxOnline and adopting a plan of liquidation and dissolution. In March 2003, we entered into an agreement to sell MaxOnline to Focus. This transaction is subject to stockholder approval, which we will seek at a meeting of our stockholders that we expect will occur in June 2003. If the sale of MaxOnline is consummated, we will no longer own any of the operating assets whose performance is described below and we intend to adopt a plan of liquidation and dissolution pursuant to which we would liquidate and dissolve the Company. If the MaxOnline Sale is not consummated, we intend to operate our business in the ordinary course. (See "Business Transactions" below)

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions, which are believed to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. A variance in the estimates or assumptions used could yield a materially different accounting result. Described below are the areas where we believe that the estimates, judgments or assumptions that we have made, if different, would have yielded the most significant differences in our financial statements.

Allowance for advertiser credits and bad debt and reserves against due to websites and due to list owners

We record reductions to revenue for the estimated future credits issuable to its customers in the event that delivered advertisements do not meet contractual specifications. We follow this method since reasonably dependable estimates of such credits can be made based on historical experience. Should the actual amount of advertiser credits differ from our estimates, revisions to the associated allowance may be required. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our bad debt expense is partially offset by reserves made against due to website payables, as a result of certain of the Company's web publishers bearing the risk of non-payment of advertising fees from marketers, and reserves against due to list owners, as a result of the Company's list owners bearing the risk of non-payment from list buyers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required in subsequent periods.

Valuation of investments

We held equity interests in companies in areas within our strategic focus, some of which have highly volatile fair values and uncertain profit potentials. We evaluate our investments for impairment on a periodic basis and reduce the carrying values of such assets to their estimated fair value when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of strategic investments could indicate an inability to recover the carrying value of our investments and may not be reflected in the investment's current carrying value, thereby possibly requiring impairment charges in the future.

Goodwill

Statement of Financial Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Effective January 1, 2002, we adopted SFAS 142 and performed a transitional test of our goodwill. The fair value of our reporting units were estimated using the expected present value of future cash flows. Impairment losses recorded in the future could have a material adverse impact on our financial conditions and results of operations.

Long-lived Assets

The Company assesses the recoverability of long-lived assets, including intangible assets, held and used whenever events or changes in circumstances indicate that future cash flows (undiscounted and without interest charges) expected to be generated by an asset's disposition or use may not be sufficient to support its carrying amount. If such undiscounted cash flows are not sufficient to support the recorded value of assets, an impairment loss is recognized to reduce the carrying value of long-lived assets to their estimated fair value.

Other impairment charges

The other impairment charges are primarily related to our facilities in Marina Del Rey, London, Chicago and Santa Monica. In determining the impairment charge associated with our future lease commitments, we estimated the future sublease income for our excess and idle space which also included an estimate of the time period required to identify sublessees. Our analysis was performed based on the current real estate market conditions in the local markets where our facilities are located. The impairment charge relating to future lease commitments is based on these estimates. Should market conditions change, this information may be updated and additional charges may be required.

Deferred tax assets

Pursuant to SFAS No. 109, a valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. For the year ended December 31, 2002 and 2001, we recorded a full valuation allowance against our net deferred tax assets since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely that these assets will not be realized than will be realized. In the event that we were to determine that it would be able to realize some or all of our deferred tax assets, an adjustment to the net deferred tax asset would increase income and/or adjust additional paid-in capital in the period such determination was made.

Property and equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated life of the asset or the lease term. We periodically review the useful lives of our assets for appropriateness. In the event that it is determined that the estimated useful life of our assets needs to be adjusted to reflect depreciation expense over the remaining time that the assets are expected to be remain in service, future income or losses will be impacted in the subsequent periods after such a determination is made.

Business Transactions

On March 12, 2003, we entered into an agreement with Focus and certain of its affiliates to sell substantially all of our assets related to our MaxOnline division. A copy of the Agreement and Plan of Merger, dated March 12, 2003 was filed with the Commission as Exhibit 2.1 to our Form 8-K filed with the Commission on March 14, 2003. Pursuant to the merger agreement, we would receive $3.0 million in cash upon the closing of the transaction and $2.0 million in cash, plus interest, upon the first anniversary of the closing or, at the election of Focus, six months thereafter. We could also receive up to an additional $1.0 million in cash if the MaxOnline business that Focus is acquiring exceeds certain performance levels in calendar year 2003. In addition, Focus would pay us 70% of the accounts receivable transferred to Focus under the merger agreement and collected by them during the eight month period beginning 120 days following the effective time of the merger (net of certain expenses and accounts payable associated with such accounts receivable). Focus also agreed to reimburse us, within one year after the effective time of the merger, the amount of any positive working capital in the MaxOnline business it acquires as a result of the merger. The MaxOnline Sale is subject to approval by holders of a majority of our outstanding shares of common stock and other customary conditions, including without limitation, our receipt of an opinion from our financial advisor that the MaxOnline Sale is fair, from a financial point of view, to the holders of our common stock. Assuming all the conditions are satisfied or are otherwise waived by us and/or Focus, we expect the MaxOnline Sale to close on our about June 30, 2003. If the MaxOnline Sale is consummated, we currently intend to adopt a plan of liquidation and dissolution pursuant to which we would liquidate the Company and dissolve the corporation. Accordingly we will not plan to operate any businesses following the sale of MaxOnline. We will significantly curtail administrative expenses, discharge our outstanding liabilities and initiate the orderly distribution of our remaining assets to our shareholders. If the MaxOnline Sale is not consummated, we intend to operate our business in the ordinary course.

On February 10, 2003, we completed the sale of our MaxDirect traditional direct marketing business to American List Counsel. As consideration for the sale, American List Counsel paid us $2.0 million in cash, assumed certain liabilities on the closing and agreed to pay, monthly, 92.5% of the acquired MaxDirect accounts receivable collected by American List Counsel during the first six months following the closing and 46.25% of the acquired MaxDirect accounts receivable collected by American List Counsel during the second six months following the closing, in each case net of any accounts payable associated with such accounts receivable. In addition, American List Counsel agreed to pay us $500,000 in cash if revenue generated by the MaxDirect business during the one year period following the closing is at least $2.5 million and an additional $1.0 million in cash if revenue generated by the MaxDirect business during the one year period following the closing is at least $3.5 million. American List Counsel also agreed to pay us $0.50 for each dollar of revenue above $3.5 million, generated by the MaxDirect business during the one-year period following the closing.

On July 10, 2002 we purchased substantially all the assets of the DoubleClick's North American media business. In exchange for the assets of the media business, we issued to DoubleClick 4.8 million shares of our common stock and paid $5.0 million in cash. At that time, the 4.8 million shares represented approximately 16.1% of our outstanding common stock and were valued at approximately $4.1 million. DoubleClick may also receive an additional $6.0 million if, during the three-year period subsequent to consummation of the transaction, we achieve proforma earnings for two out of three consecutive quarters. Proforma earnings, as defined in the agreement, are earnings before interest, taxes, depreciation and amortization, excluding any one-time non-recurring items, restructuring charges (including facility relocation charges), transaction related costs, including costs incurred in connection with the acquisition or disposition of a business, whether consummated or not, and any asset impairment, including impairment of goodwill.

On October 2, 2001, the Company completed the sale of adMonitor, its ad serving technology software and the technology underlying the ProfiTools solutions to DoubleClick Inc. in exchange for cash of $6.8 million. Additionally, the Company entered into an agreement which provides that until October 2002, the Company would not engage in the use, development, licensing, sale or distribution of any technology, product or service that performs ad-management, serving and tracking for third parties with the same or substantially similar purpose as adMonitor. This agreement was later extended to July 2003. The agreement permits the Company to perform these activities in connection with their media sales and advertising and design services businesses. As part of the sale, the Company entered into a five-year, non-exclusive ad serving agreement for DART, DoubleClick's ad serving technology, pursuant to which the Company would purchase a minimum of $3.5 million of DART services over the term of the agreement. The agreement also replaced any obligations that remained under a prior settlement agreement with DoubleClick. Sale proceeds in an amount equal to the minimum purchase commitment under the agreement of $3.5 million were deferred. As the Company satisfied its minimum purchase commitment under this agreement, it recorded a charge to cost of revenue and a corresponding amount to "(Gain) loss on sale of adMonitor." In the fourth quarter of 2001, $0.2 million of the $3.5 million minimum purchase commitment was satisfied. As a result of the sale of adMonitor in the fourth quarter of 2001, the Company incurred losses of approximately $6.1 million relating to fixed assets and contracts associated with the adMonitor technology and severance of approximately $500,000, associated with the disposition of adMonitor which were included in the determination of gain or loss on this transaction. Accordingly, the Company recognized an aggregate loss of approximately $3.1 million relating to this transaction in 2001 which is included in "(Gain) loss on sale of adMonitor" in the Consolidated Statement of Operations. During 2002 the Company favorably settled a contract associated with adMonitor technology resulting in a $1.0 million gain and also recognized the remaining $3.3 million of proceeds which were deferred. This resulted in a gain in 2002 totaling $4.3 million which is included in "(Gain) loss on sale of adMonitor" and brought the net gain on this transaction to $1.2 million. As a result of this transaction, the Company no longer provides proprietary Internet ad serving, tracking and marketing technology.

On May 14, 2001, we purchased substantially all the assets of a list marketing business from Novus List Marketing, LLC. The results of the list marketing business' operations have been included in the consolidated financial statements since that date. Pursuant to the Asset Purchase Agreement, we paid approximately $1.8 million in cash, $2.2 million in our common stock consisting of 914,210 shares, and approximately $750,000 issued in the form of a note payable, subject to adjustment. Novus List Marketing was also eligible to receive up to an additional $1.0 million over a two-year period if certain operating income goals are achieved. As of December 31, 2002, these operating income goals were not achieved and it does not appear that they will be achieved prior to the expiration of the two-year period. In addition, certain former employees of Novus are eligible to receive up to an additional $2.0 million over a two-year period if certain operating income goals are achieved. As of December 31, 2001, we had accrued $519,000 in association with this other consideration which was paid in 2002. As of December 31, 2002, we had accrued $0 in association with this other consideration, as it does not appear that the operating income goals will be achieved. The acquisition has been accounted for using the purchase method of accounting.

Operating Performance - 2002 Compared to 2001

Our revenue has been derived from a combination of online advertising sales and both online and offline direct marketing sales. We offer online advertisements primarily priced on a cost per every thousand ads viewed, or CPM, basis. Prior to the sale of our offline business, MaxDirect, to American List Counsel, we also offered direct marketing programs. Our MaxDirect division also offered rentals of customer databases on a per thousand basis for names shipped.

Revenue from ad sales and direct marketing sales is earned under commission-based and service fee-based contracts and is recognized in the period the advertising is delivered provided collection of the resulting receivable is reasonably assured. For commission-based contracts, we receive commissions on gross billings from Web publishers and list owners for the sale of their ad inventory and customer databases, respectively. Revenue earned from commission-based contracts reflects only the amount of the commission earned without any associated cost of revenue. We recognize commissions ratably over the term of the marketing campaign, which typically ranges from one to twelve months. Our MaxDirect division principally earned commission-based revenue. For service fee-based contracts, we purchase advertising space, or ad inventory, from Web publishers and are obligated to pay a service fee to Web publishers for ads placed on their Web sites. Additionally, under service fee-based contracts, we bear the risk of loss from the non-collection of fees payable by marketers for ads sold. Consequently, revenue earned from service fee-based contracts reflects the gross billings of the ads sold. Since we have both commission-based and service fee-based contracts, revenue includes a mix of commissions received under our commission-based contracts and gross billings to our marketing clients under our service fee-based contracts.

The following table summarizes performance of our segments between 2002 and 2001:


                                                        (in thousands)
                              Year ended December 31, 2002         Year ended December 31, 2001
                           -----------------------------------  -----------------------------------
                            MaxOnline   MaxDirect    Total      MaxOnline   MaxDirect     Total
                            ---------   ---------    -----      ---------   ---------     -----
Gross billings                $ 26,026    $ 22,701   $ 48,727     $ 28,284    $ 16,589    $ 44,873
Net contract commissions         7,483      18,432     25,915        4,432      13,894      18,326
                           -----------------------------------  -----------------------------------
GAAP revenue                  $ 18,543    $  4,269   $ 22,812     $ 23,852    $  2,695    $ 26,547
                           ===================================  ===================================
Cost of revenue               $ 11,762    $      -   $ 11,762     $ 23,025    $      -    $ 23,025
                           ===================================  ===================================
Gross profit                  $  6,781    $  4,269   $ 11,050     $    827    $  2,695    $  3,522
                           ===================================  ===================================

Gross billings represent the full amount due from marketers for the sale of web publisher ad inventory, as well as the full amount due from marketers for the rental of MaxDirect lists that we represent. Management believes gross billings is a relevant and useful measure of financial performance. Management uses this non-GAAP measure in analyzing the operating performance of the business, as it is more indicative of the effectiveness of our sales force and the trends in our business. We calculate our liabilities to suppliers and salesmen based on gross billings. We are responsible for paying our ad serving and mailing vendors based on all advertising delivered for our customers, irrespective of whether we share risk of collection with Web sites and list owners. We use gross billings in discussions with our management team surrounding future performance and as a gauge for making financial decisions and allocating resources. Market share for our industry is based, we believe, upon total advertising billings irrespective of a Company's third party relationship with those suppliers. Gross billings enable us to measure our position in the advertising market. We therefore believe it is important to analyze this non-GAAP financial information along with revenue in discussing our financial performance. Nevertheless, we believe that gross billings should be considered in addition to, not as a substitute for or superior to, revenue.

Net contract commissions represent the commissions paid to websites whose contracted terms with the company require us to recognize revenue net of the commissions paid to the Web site.

MaxOnline Performance

Gross billings. Gross billings for our MaxOnline division decreased 8.0% from $28.3 million for the year ended December 31, 2001 to $26.0 million for the year ended December 31, 2002. This decrease was partially attributable to the sale of our adMonitor ad serving system in October 2001 and the resulting loss of approximately $5.1 million of gross billings that we generated in 2001 from the provision of the adMonitor ad serving product to our customers. Additionally, general economic weakness and a slowdown in the Internet advertising market also negatively affected gross billings. During 2002 we experienced competitive pressure on advertising rates for impressions. This was significantly offset by an increase in the number of advertisers MaxOnline serviced following our purchase of DoubleClick's North American media business in July 2002. The DoubleClick North American media business represented 600 websites that MaxOnline did not represent prior to the merger. These sites accounted for $12.3 million of gross billings in 2002.

Revenue. Revenue decreased $5.4 million to $18.5 million for the year ended December 31, 2002 from $23.9 million in 2001. This decrease was partially due to the sale of our adMonitor ad serving system in October 2001 and the resulting loss of approximately $5.1 million of revenue derived from the provision of the adMonitor ad serving product to our customers. Decreases in revenue associated with general economic weakness and a slowdown in the internet advertising market were offset by increased numbers of advertisers for MaxOnline as a result of our purchase of the DoubleClick North American media business in July 2002. The percentage of gross billings related to commission-fee based web partners who share the risk of collection with MaxOnline increased from 30.7% in 2001 to 44.7% in 2002, an increase of 45.6%. If the MaxOnline sale were consummated, we would no longer own the assets used to generate these gross billings or revenue. Accordingly, if the MaxOnline sale were consummated, we would not expect to generate gross billings or revenue from MaxOnline after the sale.

Cost of revenue. Cost of revenue includes service fees paid to our Web publishers under our service fee-based contracts, personnel, equipment or third party supplier costs associated with serving ads on our network and Internet connectivity and bandwidth costs associated with ad serving. Additionally, cost of revenue includes contest fees and insurance expense related to direct marketing promotions. Cost of revenue decreased from $23.0 million for the year ended December 2001 to $11.8 million for the year ended December 31, 2002. This decrease is principally the result of the lower cost of ad serving from using DoubleClick's ad serving product during the latter part of 2001 and the full year 2002, as compared to the cost of operating our adMonitor ad serving system in 2001. These costs were reduced by approximately $8.1 million in 2002. We also reduced the percentage of revenue we compensate websites for selling advertising on their websites, principally by increasing the number of Web sites we sell advertising for on a non-exclusive sales arrangement. These non-exclusive arrangements have lower required compensation levels than exclusive website representation arrangements. Additionally, fees paid to Web sites under service-fee based contract arrangements were reduced during the second half of 2002 as MaxOnline reduced the percentage of service-fee based revenue websites. During the first half of 2002, service-fee based partners accounted for 56.4% and 62.3% of gross billings for the first and second quarters, respectively. This trend shifted in the third and fourth quarter with these partners accounting for 43.2% and 31.7%, respectively. This shift was primarily a result of an increase in e-mail advertising gross billings in the second half of 2002. E-mail advertising is generally billed on a commission-fee basis.

Gross Profit. Our gross profit of $6.8 million in 2002 represented 36.6% of revenue and 26.1% of gross billings. We had a gross profit of $827,000 in 2001 which represented 3.5% of revenue and 2.9% of gross billings. The increase in gross profit and our margins in 2002 was a result of reduced costs to deliver advertisements including reduced costs of outsourcing our ad serving compared to the costs of running our own adMonitor ad serving system. Additionally we reduced the average percentage of gross billings paid to web sites during 2002 for selling advertisements.

MaxDirect Performance

Gross billings. MaxDirect increased gross billings 36.8% from $16.6 million for the year ended December 31, 2001 to $22.7 million for the year ended December 31, 2002. The increase was principally due to the period of time for which we owned MaxDirect. We purchased MaxDirect on May 15, 2001. On an annualized basis, gross billings slightly decreased as a result of the general economic slowdown and the related reduction of expenditures by advertisers in direct marketing during 2002.

Revenue. Revenue for MaxDirect increased 58.4% from $2.7 million for the year ended December 31, 2001 to $4.3 million for the year ended December 31, 2002. The increase was primarily attributable to the full year of operations that MaxDirect contributed to us in 2002. As a result of the sale of MaxDirect to American List Counsel in February 2003, we will not generate this revenue subsequent to the date of sale.

Gross Profit. Our gross profit of $4.3 million in 2002 was 100% of revenue and 18.8% of gross billings. Our gross profit of $2.7 million in 2001 was 100% of revenue and 16.2% of gross billings. The increase in gross profit dollars was due to our ownership of MaxDirect for 12 months in 2002 versus 7.5 months in 2001. The higher gross profit margin, based on gross billings, was attributable to increases in the use of alternative media and data services by our clients during 2002. Alternative media and data service product billings have significantly higher gross profit margins.

Operating Expenses for MaxWorldwide, including MaxOnline and MaxDirect

Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel, advertising, trade show costs and marketing materials. Sales and marketing expenses were $9.8 million, or 42.8% of revenue, and 20.0% of gross billings, for the year ended December 31, 2002. This compares to $15.7 million, or 59.3% of revenue, and 35.1% of gross billings, for the year ended December 31, 2001. Compensation, including commissions for salespeople, decreased $6.0 million due to a reduction in the number of sales employees from an average of 122 employees in 2001 to an average of 64 employees for the year ended December 31, 2002, and a reduction in total commission rates paid to salespeople for gross billings. Additionally the Company reduced marketing expenditures, including advertising and industry conference expenses due to the reduced level of advertising being sought by our clients. If the MaxOnline Sale is consummated, our sales and marketing expenses will be eliminated.

Product Development. Product development expenses consist primarily of compensation related expenses, consulting expenses and associated expenses incurred for enhancement and maintenance of our former adMonitor ad serving technology. Product development expenses amounted to $2.3 million or 8.7% of revenue, and 5.2% of gross billings, for the year ended December 31, 2001. All product development expenses were eliminated for the latter part of 2001 and the full year 2002 as a result of the sale to DoubleClick of our adMonitor ad serving technology in October 2001.

General and Administrative. General and administrative expenses consist primarily of compensation and related benefits, professional service fees, facility related costs and bad debt expense. General and administrative expenses decreased by $1.6 million or 7.0% of revenue to $18.3 million or 80.2% of revenue, for the year ended December 31, 2002, compared to $19.9 million or 74.8% of revenue, for the year ended December 31, 2001. General and administrative expenses decreased as a percentage of gross billings from 44.3% to 37.5% for the years ended December 31, 2001 and 2002, respectively. During the year ended December 31, 2002 general and administrative expenditures decreased by $6.0 million due to the elimination of goodwill amortization associated with the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" which eliminated the amortization of goodwill, which was partially offset by the increase of $2.6 million in amortization of other intangible assets. Bad debt expense decreased by $3.1 million resulting from tighter credit conditions put in place and a reduced demand for internet advertising by less stable companies. The average number of general and administrative employees decreased during the year from 29 employees in 2001 to 24 in 2002 resulting in a decrease in compensation costs of $0.4 million. These decreases were offset by increases in professional expenses for litigation not associated with the Commission investigation and insurance costs. If the MaxOnline Sale is consummated, we anticipate that a significant number of our employees would no longer be employed by us. As a result, we would expect that general and administrative expenses would decrease following the sale.

Special Charges. On January 25, 2002, the Commission issued a formal order of investigation in connection with non-specified accounting matters, financial reports, public disclosures and trading activity in our securities. As discussed above, these allegations led in turn to the initiation of securities class and derivative litigation against our Company and certain of our current or former officers and directors. In connection with our internal investigation of the charges, our defense against the Commission's charges and the securities class action and derivative cases, our expenses incurred related to our indemnification obligations to former officers and directors, and our accrual of an estimated amount for the settlement of the class and derivative actions (net of insurance proceeds), we have recognized a special charge in the total amount of $8.8 million. Additionally, during the course of our preparation of our quarterly report on Form 10-Q for the quarter ended June 30, 2002, we discovered misclassifications of certain research and development expenses reported in our financial statements for prior periods. Because the auditors that previously reported on the 2001 and 2000 consolidated financial statements have ceased operations, the Company engaged its current auditors to re-audit the Company's financial results for the years ended December 31, 2001 and 2000. We have estimated the total cost to complete the audits for the years 2000 and 2001 to be $1.1 million, which is also included in Special Charges.


If we are able to satisfactorily conclude and resolve the various lawsuits we would anticipate that Special Charges will be reduced in 2003. However, we are paying for the ongoing legal defense costs of former officers due to our indemnification of these officers. The amount of these defense costs in 2003 could mitigate the amount of the reduction in Special Charge expenses we expect to incur in 2003.

Impairment of goodwill and other intangible assets. Impairment of goodwill and other intangible assets was $4.4 million in 2002 and $10.9 million in 2001. The persistence of unfavorable market conditions led the Company's management to undertake a review of the recoverability of its investments in webMillion in the fourth quarter of 2001. As a result of significantly lower than expected revenue generated and considerably reduced estimates of future performance, management concluded that its investment in webMillion was impaired. Accordingly, in the fourth quarter of 2001, the Company recognized an impairment charge of approximately $10.9 million representing the unamortized goodwill balance relating to this acquisition.

In the fourth quarter of 2002, in connection with its annual goodwill impairment test, the Company initiated a third-party valuation of its MaxOnline and MaxDirect reporting units to determine whether the goodwill relating to these units was recoverable. The fair market value of each of these units was determined based upon discounted cash flow projections. The outcome of this valuation resulted in an impairment charge of approximately $4.3 million relating to the MaxOnline reporting unit being recorded in the fourth quarter of 2002. This valuation did not yield any impairment charge to the MaxDirect reporting unit. In addition, the Company also determined that the fair value of certain intangible assets were impaired. The Company recorded an impairment charge of approximately $0.1 million based on the difference between carrying value and estimated fair value of certain intangible assets also associated with the online and offline reporting units.

Impairment Charges. For the year ended December 31, 2002 we recorded total impairment charges of $1.9 million. We recorded $1.1 million of impairment charges related to excess facility capacity stemming from the reduction of employees and the relocation of our former Marina del Rey headquarters to New York. Additionally, we recorded $0.8 million of charges relating to the impairment of certain fixed assets utilized in our business which includes $0.1 million for assets in the Marina del Rey facility. For the year ended December 31, 2001, we recorded impairment charges of approximately $3.3 million related to excess capacity stemming from our reduction of employees and efforts to streamline operations. We evaluated our space requirements and the ability to sub-lease portions of the leased facilities in the future. Based on these evaluations we recognized a charge of $1.8 million for future facility lease commitments. We recorded an impairment charge of $0.6 million for leasehold improvements and fixed assets used in portions of the facilities with excess capacity. We also recorded an impairment charge of $0.9 million for fixed assets related to our adMonitor system that we sold to employees.

(Gain) loss on Sale of adMonitor. On October 2, 2001, we completed the sale of adMonitor, our ad serving technology software, and the technology underlying the ProfiTools solutions to DoubleClick Inc. in exchange for cash of $6.8 million. Additionally, we entered into an agreement which provides that until October 2002, we would not engage in the use, development, licensing, sale or distribution of any technology, product or service that performs ad-management, serving and tracking for third parties with the same or substantially similar purpose as adMonitor. This agreement was later extended to July 2003. The agreement permits us to perform these activities in connection with their media sales and advertising and design services businesses. As part of the sale, we entered into a five-year non-exclusive ad serving agreement for DART, DoubleClick's ad serving technology, pursuant to which we would purchase a minimum of $3.5 million of DART services over the term of the agreement. The agreement also replaced any obligations that remained under a prior settlement agreement with DoubleClick. Sale proceeds in an amount equal to the minimum purchase commitment under the agreement of $3.5 million were deferred. As we satisfied our minimum purchase commitment under this agreement, we recorded charges to cost of revenue and amortized a corresponding amount of the deferred gain to "(Gain) loss on sale of adMonitor." In the fourth quarter of 2001, $0.2 million of the $3.5 million minimum purchase commitment was satisfied. As a result of the sale of adMonitor in the fourth quarter of 2001,we incurred losses of approximately $6.1 million relating to fixed assets and estimated remaining contractual obligations associated with the adMonitor technology and severance of approximately $500,000, associated with the disposition of adMonitor, which were included in the determination of gain or loss on this transaction. Accordingly, we recognized a net loss of approximately $3.1 million relating to this transaction in 2001 which is included in "(Gain) loss on sale of adMonitor" in the Consolidated Statement of Operations. During 2002 we favorably settled a contract associated with the adMonitor technology resulting in an adjustment to the loss on sale of adMonitor recorded in 2001 of approximately $1.0 million and also recognized the remaining $3.3 million deferred gain. This resulted in a gain in 2002 totaling $4.3 million which is included in "(Gain) loss on sale of adMonitor" and brought the net gain on this transaction to $1.2 million over two years. As a result of this transaction, we no longer provide proprietary Internet ad serving, tracking and marketing technology.

Other Income, Net. For the years ended December 31, 2002 and 2001, Other income, net, was $0.2 million and $2.1 million, respectively. Other income, net, in 2002 consisted primarily of a gain from a legal settlement. Other income, net, for the year ended December 31, 2001 consisted primarily of proceeds from settlements of legal and other matters. Included in other income, net was interest expense of $19,000 for the year ended December 31, 2002 and $116,000 for the year ended December 31, 2001.

Investment Impairment. During 2000, we made an investment in Zondigo, Inc. ("Zondigo"), a company focused on developing wireless technology. In the third quarter of 2001, as a result of the significant decline in the market value of Internet-based companies, Zondigo's limited cash resources and the declining access of these companies to public and private financing, management performed an assessment of its carrying value of its investment in Zondigo. In the course of its analysis, we determined that the carrying value of our cost-method investment in Zondigo was no longer recoverable. As a consequence, we wrote off our entire investment in Zondigo and recognized an impairment charge of $1.0 million.

Interest Income. Interest income primarily consists of interest earned on cash balances. Interest income was $0.7 million for the year ended December 31, 2002. Interest income was $2.9 million for the year ended December 31, 2001. The decrease in interest income in 2002 was primarily from the decrease in cash available for investment and a decline in interest rates.

Provision for income taxes. The provision for income taxes for the years ended December 31, 2002 and 2001 does not reflect tax benefits attributable to our net operation loss and other tax carryforwards due to limitations and uncertainty surrounding our prospective realization of such benefit.

Operating Performance - 2001 Compared to 2000

The following table summarizes performance of our segments in 2001 and 2000:


                                                        (in thousands)
                              Year ended December 31, 2001         Year ended December 31, 2000
                           -----------------------------------  -----------------------------------
                            MaxOnline   MaxDirect    Total      MaxOnline   MaxDirect     Total
                            ---------   ---------    -----      ---------   ---------     -----
Gross billings                $ 28,284    $ 16,589   $ 44,873     $ 47,745    $      -    $ 47,745
Net contract commissions
                                 4,432      13,894     18,326        2,643           -       2,643
                           -----------------------------------  -----------------------------------
GAAP revenue                  $ 23,852    $  2,695   $ 26,547     $ 45,102    $      -    $ 45,102
                           ===================================  ===================================
Cost of revenue               $ 23,025    $      -   $ 23,025     $ 41,403    $      -    $ 41,403
                           ===================================  ===================================
Gross profit                  $    827    $  2,695   $  3,522     $  3,699    $      -    $  3,699
                           ===================================  ===================================

Gross billings represent the full amount due from marketers for the sale of web publisher ad inventory, as well as the full amount due from marketers for the rental of MaxDirect lists that we represent. Management believes gross billings is a relevant and useful measure of financial performance. Management uses this non-GAAP measure in analyzing the operating performance of the business, as it is more indicative of the effectiveness of our sales force and the trends in our business. We calculate our liabilities to suppliers and salesmen based on gross billings. We are responsible for paying our ad serving and mailing vendors based on all advertising delivered for our customers, irrespective of whether we share risk of collection with websites and list owners. We use gross billings in discussions with our management team surrounding future performance and as a gauge for making financial decisions and allocating resources. Market share for our industry is based, we believe, upon total advertising billings irrespective of a Company's third party relationship with those suppliers. Gross billings enable us to measure our position in the advertising market. We therefore believe it is important to analyze this non-GAAP financial information along with GAAP revenue in discussing our financial performance. Nevertheless, we believe that gross billings should be considered in addition to, not as a substitute for or superior to, GAAP revenue.

Contract commissions represent the commissions paid to websites whose contracted terms with the company require us to recognize revenue net of the commissions paid to the website.

MaxOnline Performance

Gross billings. Gross billings for our MaxOnline division decreased 40.8% from $47.7 million for the year ended December 31, 2000 to $28.3 million for the year ended December 31, 2001. General economic weakness and a slowdown in the Internet advertising market negatively affected gross billings.

Revenue. Revenue decreased $21.2 million to $23.9 million for the year ended December 31, 2001 from $45.1 million in 2000. This decrease was principally due to the cyclical downturn in advertising as well as the overall reduction in marketing spending by Internet related clients. Additionally, the percentage of commission-based sites, which have lower revenue amounts and no associated cost of revenue as compared with our service fee-based sites, increased from 9.3% in 2000 to 43.1% in 2001. This resulted in a larger percentage spread between gross billings and revenue in 2001 as compared to 2000.

Cost of revenue. Cost of revenue includes service fees paid to our Web publishers under our service fee-based contracts personnel and equipment costs associated with serving ads on our network as well as Internet connectivity and bandwidth costs associated with ad serving. Additionally, cost of revenue includes contest fees and insurance expense related to direct marketing promotions. Cost of revenue decreased from $41.4 million for the year ended December 31, 2000 to $23.0 million for the year ended December 31, 2001. This decrease was principally the result of a decrease in amounts due to websites associated with the lower level of sales and an increase in our mix of commission-based website partners. Furthermore, our average percentage of gross billings paid to websites during this period decreased, as we were able to negotiate lower fee arrangements with the websites on our network.

Gross profit. Our gross profit of $827,000 in 2001 represented 3.5% of revenue and 2.9% of gross billings. Our gross profit of $3.7 million in 2000 represented 8.2% of revenue and 7.7% of gross billings. The decrease in gross profit and our margins in 2001 was a result of increased costs to deliver advertisements particularly for payroll related expenses to operate our adMonitor network. We sold our adMonitor ad serving system in October 2001 and commenced use of a third party ad serving product from DoubleClick at that time.

MaxDirect Performance

Gross billings and revenue. We purchased a list marketing business from Novus List Marketing and formed MaxDirect on May 15, 2001. Accordingly, the gross billings and revenue related to our MaxDirect operations that are presented relate to the 7.5-month period ending December 31, 2001. Revenue of $2.7 million from our MaxDirect operations for the year ended December 31, 2001 constituted 10.2% of our consolidated revenue during the full twelve-month period.

Gross profit. Our gross profit of $2.7 million in 2001 was 100% of MaxDirect's revenue and 16.2% of gross billings. We purchased MaxDirect from Novus List Management in May 2001.

Operating Expenses for MaxWorldwide, including MaxOnline and MaxDirect.

Sales and Marketing. Sales and marketing expenses included salaries, commissions, travel, advertising, trade show costs and marketing materials expense. Sales and marketing expenses were $15.7 million, or 59.3% of revenue, and 35.1% of gross billings, for the year ended December 31, 2001, compared to $16.5 million, or 36.7% of revenue and 34.7% of gross billings, for the year ended December 31, 2000. The increase of in sales and marketing expense as a percentage of revenue in 2001 was primarily due to a decrease in revenue as a result of our transition from service fee-based contracts to commission-based contracts. Our average number of sales and marketing employees were relatively constant during the period and total compensation expense increased during the period as we relied more heavily on salaries to compensate our employees. Our principal reduction in expenses came in marketing costs where we reduced our expenditures for advertising and industry conferences due to a slowdown in the internet advertising market.

Product Development. Product development expenses consisted primarily of compensation, consulting expenses and associated office expenses for the maintenance and improvement of our adMonitor ad serving technology. Product development expenses amounted to $2.3 million, or 8.7% of revenue and 5.2% of gross billings, for the year ended December 31, 2001, compared to $1.3 million, or 2.8% of revenue and 2.6% of gross billings, for the year ended December 31, 2000. The increased costs were principally attributable to an increase in average product development employees in 2001. All product development expenses were eliminated for the latter part of 2001 following our sale of the adMonitor ad serving technology in October 2001 to DoubleClick.

General and Administrative. General and administrative expenses consisted primarily of compensation and professional service fees. General and administrative expenses increased by $1.1 million, to $19.9 million, or 74.8% of revenue and 44.3% of gross billings, for the year ended December 31, 2001, compared to $18.8 million, or 41.8% of revenue and 39.4% of gross billings, for the year ended December 31, 2000. We experienced an increase of $3.8 million in amortization expense associated with a full year of goodwill amortization relating to the webMillion acquisition and a partial year of amortization expense relating to goodwill and other intangible assets acquired in the Novus List Marketing acquisition. This increase was partially offset by bad debt expense which decreased from $6.7 million in 2000 to $5.1 million in 2001.

Impairment of goodwill and other intangible assets. During the year ended December 31, 2001 we determined that due to the significantly lower than expected revenue generated and considerably reduced estimates of future performance, that the remaining goodwill of $10.9 million associated with our webMillion.com acquisition was fully impaired.

Impairment Charges. For the year ended December 31, 2001, we recorded impairment charges of approximately $3.3 million related to excess capacity stemming from the reduction of employees and the company's reduction of employees and efforts to streamline operations. We evaluated our space requirements and the ability to sub-lease portions of the leased facilities in the future. Based on these evaluations we recognized a charge of $1.8 million for future facility lease commitments. Additionally we recorded an impairment charge of $0.6 million for leasehold improvements and fixed assets used in portions of the facilities with excess capacity. We recorded an impairment charge of $0.9 million for fixed assets related to our adMonitor system that we sold to employees. For the year ended December 31, 2000 we recorded facility impairments of $0.2 million associated with the elimination of need for certain facilities in California due to our decision to consolidate operations into the Marina del Rey headquarters.

(Gain) loss on Sale of adMonitor On October 2, 2001, we completed the sale of adMonitor, our ad serving technology software, and the technology underlying the ProfiTools solutions to DoubleClick Inc. in exchange for cash of $6.8 million. Additionally, we entered into an agreement which provides that until October 2002, we would not engage in the use, development, licensing, sale or distribution of any technology, product or service that performs ad-management, serving and tracking for third parties with the same or substantially similar purpose as adMonitor. This agreement was later extended to July 2003. The agreement permits us to perform these activities in connection with their media sales and advertising and design services businesses. As part of the sale, we entered into a five-year non-exclusive ad serving agreement for DART, DoubleClick's ad serving technology, pursuant to which we would purchase a minimum of $3.5 million of DART services over the term of the agreement. The agreement also replaced any obligations that remained under a prior settlement agreement with DoubleClick. Sale proceeds in an amount equal to the minimum purchase commitment under the agreement of $3.5 million were deferred. As we satisfied our minimum purchase commitment under this agreement, we recorded a charge to cost of revenue and a corresponding amount to "(Gain) loss)on sale of adMonitor." In the fourth quarter of 2001, $0.2 million of the $3.5 million minimum purchase commitment was satisfied. We also incurred impairment costs of approximately $6.1 million relating to certain fixed assets and contracts relating to the adMonitor technology and severance of approximately $500,000, associated with the disposition of adMonitor which were included in the determination of gain or loss on this transaction. Accordingly, we recognized an aggregate loss of approximately $3.1 million relating to this transaction in 2001 which is included in Gain and loss on sale of adMonitor in the Consolidated Statement of Operations

Other Income, Net. For the years ended December 31, 2001 and 2000 Other income, net, was $2.9 million and $5.4 million, respectively. Other income, net, for the year ended December 31, 2001 consisted primarily of proceeds from settlements of legal and other matters. Included in Other income, net was interest expense of $116,000 and $209,000 for the year ended December 31, 2001 and 2000, respectively.

Investment Impairment. During 2000 we made an investment in Zondigo, Inc., a company focused on developing wireless technology. In the third quarter of 2001, as a result of the significant decline in the market value of Internet-based companies, Zondigo's limited cash resources and the declining access of these companies to public and private financing, management performed an assessment of our carrying value of its investment in Zondigo. In the course of its analysis, we determined that the carrying value of our cost-method investment in Zondigo was no longer recoverable. As a consequence, we wrote off our entire investment in Zondigo and recognized an impairment charge of $1.0 million.

Interest Income. Interest income primarily consisted of interest earned on cash balances. Interest income was $2.9 million for the year ended December 31, 2001. Interest income was $5.4 million for the year ended December 31, 2000. The decrease in interest income in 2001 resulted primarily from the decrease in cash available for investment and a decline in interest rates.

Provision for income taxes. The provision for income taxes for the years ended December 31, 2001 and 2000 does not reflect tax benefits attributable to our net operating loss and other tax carryforwards due to limitations and uncertainty surrounding our prospective realization of such benefit.

Liquidity and Capital Resources

From our inception through September 1998, we financed our operations primarily through internally generated cash flow. In September 1998, we completed a private placement of equity securities to an individual investor and received $1.9 million in net proceeds. In September 1999, we completed two private placements of equity securities and received $12.9 million in net proceeds. In February 2000, we completed our initial public offering of 7,475,000 shares of our common stock (including 975,000 shares subject to the underwriter's over-allotment option) at $15.00 per share. The initial public offering resulted in aggregate net proceeds of approximately $102.6 million, net of underwriting discounts and expenses of the offering. The net proceeds from these financings have been, and continue to be used, for general corporate purposes and, when required, for the expansion of our business and operations, to hire additional personnel and to provide additional services.

Net cash used in operating activities was $20.5 million for the year ended December 31, 2002, $13.2 million for the year ended December 31, 2001 and $22.9 million for the year ended December 31, 2000. Cash used in operating activities for the year ended December 31, 2002 resulted from a net loss of $28.0 million offset by non-cash charges relating primarily to $1.3 million in depreciation, $2.6 million in intangible asset amortization, $2.0 million in provision for bad debts and advertising credits and charges for impaired assets totaling $5.2 million. Gain on sale of adMonitor reduced cash flow by $4.3 million. In addition, changes in our operating assets and liabilities increased cash flow from operating activities by $0.4 million. Cash used in operating activities for the year ended December 31, 2001 resulted from a net loss of $47.6 million offset by non-cash charges relating primarily to $4.4 million in depreciation, $6.5 million in goodwill and intangible asset amortization, $4.9 million in provision for bad debts and advertising credits, loss on sale of adMonitor of $3.1 million and charges for impaired assets totaling $13.4 million. In addition, changes in our operating assets and liabilities increased cash flow from operating activities by $1.8 million. Cash used in operating activities for the year ended December 31, 2000 resulted from a net loss of $26.0 million offset by non-cash charges relating primarily to $4.0 million in depreciation, $2.7 million in goodwill amortization and $6.8 million in provision for bad debts and advertising credits. In addition, changes in our operating assets and liabilities decreased cash flow from operating activities by $10.7 million.

Net cash used in investing activities was $6.1 million for the year ended December 31, 2002, and $16.1 million for the year ended December 31, 2000. Net cash provided by investing activities was $4.6 million for the year ended December 31, 2001. For the year ended December 31, 2002, the principal use of cash was the purchase of DoubleClick's North American media business in July 2002 for $5.0 million plus associated $1.3 million in professional fees and the issuance of 4.8 million shares of our common stock. For the year ended December 31, 2001, cash provided by investing activities was primarily the sale of the adMonitor technology to DoubleClick Inc. for $6.8 million, partially offset by the acquisition of $1.5 million of fixed assets and $2.1 million of cash used in connection with the acquisition of the list marketing business from Novus. For the year ended December 31, 2000, cash used in investing activities was primarily related to purchases of approximately $13.7 million in equipment, and $2.4 million in loans to officers, partially offset by $0.9 million of repayments of loans to officers. In addition, net cash used in investing activities includes $1.0 million related to the investment in Zondigo.

Net cash used by financing activities was $3.9 million for the year ended December 31, 2002, and $0.2 million for the year ended December 31, 2001. Net cash provided by financing activities was $104.8 million for the year ended December 31, 2000. In 2002, cash used for financing activities included the purchase of approximately 5.3 million shares of common stock from John Bohan, for $2.6 million partly offset to repayments of loans from officers and employee stock option exercises. Cash used by financing activities for the year ended December 31, 2001 resulted primarily from the pay down of our capital lease obligations and notes payable of $1.4 million partly offset by the release of $1.2 million of restricted cash. Cash provided by financing activities for the year ended December 31, 2000 resulted primarily from approximately $102.6 million in net proceeds from our initial public offering of common stock.

We do not have any off balance sheet financing activity and do not have any special purpose entities.

We increased our liquidity as a result of the sale of our MaxDirect division in February 2003, pursuant to which we received $2.0 million in cash on the closing. American List Counsel also agreed to pay us, monthly, 92.5% of the acquired MaxDirect accounts receivable collected by American List Counsel during the first six months following the closing and 46.25% of the acquired MaxDirect accounts receivable collected by American List Counsel during the second six months following the closing, in each case net of any accounts payable associated with such accounts receivable. We may also receive $500,000 in cash if gross billings generated by the MaxDirect business during the one year period following the closing are at least $2.5 million and an additional $1.0 million in cash if gross billings generated by the MaxDirect business during the one year period following the closing are at least $3.5 million plus another $0.50 for each dollar of revenue generated above $3.5 million. Pursuant to our agreement with American List Counsel, we are also prohibited from operating in the direct marketing business for a period of time following the closing.

Furthermore, if the MaxOnline Sale were consummated, we would no longer own any of the assets we used to generate revenue during fiscal year 2002. We would also be prohibited from competing with Focus in the online advertising industry for a period of one year following the closing. We intend to significantly curtail administrative expenses, discharge our outstanding liabilities and initiate the orderly distribution of assets to our shareholders. Our liabilities include contingent liabilities described in Note 14 of the

Company's Consolidated Financial Statements including, but not limited to, the settlement of litigation against us in the Class Action and Derivative lawsuits, any litigation arising from our sale of MaxOnline to Focus, payments of termination or severance agreements with officers, employees and consultants, payments pursuant to our required indemnification of former officers for their professional fees, and professional fees associated with the liquidation of our corporation and distribution of funds to shareholders. We are unable to reasonably estimate the costs of many of these items and it is not yet probable that we will need to pay others. Accordingly, other than the net $2.8 million settlement anticipated for the suits, and the settlement of the indemnification obligation with Mr. Bohan, we have not recorded a liability for these items. In connection with the DoubleClick Media acquisition the Company agreed to pay DoubleClick $6.0 million if, during the three-year period subsequent to consummation of the transaction, the Company achieves proforma earnings for two of three consecutive quarters. Proforma earnings, as defined in the agreement, is earnings before interest, taxes, depreciation and amortization, excluding any one-time non-recurring items, restructuring charges (including facility relocation charges), transaction related costs, including costs incurred in connection with the acquisition or disposition of a business, whether consummated or not, and any asset impairment including the impairment of goodwill. The Company has not achieved proforma earnings for any quarter since the DoubleClick Media acquisition. This contingency was not assumed by ALC in the sale of MaxDirect and will not be assumed by Focus in the sale of MaxOnline. It is possible that payment of these contingent liabilities will have a material adverse effect on our financial position.

Irrespective of whether we complete the MaxOnline sale, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Inflation

Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation could affect our future performance.

Recent Accounting Developments

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), the provisions of which are effective for any exit or disposal activities initiated by us after December 31, 2002. SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. The adoption of the provisions of SFAS No. 146 will impact the measurement and timing of costs associated with any exit and disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others. FIN No.45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation are required for financial statements of periods ending after December 15, 2002. The initial measurement provisions of the interpretation are applicable on a prospective basis for guarantee issued or modified after December 31, 2002. Management believes that the adoption of FIN No. 45 will not have a significant effect on the financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. We will continue to account for stock-based compensation in accordance with APB No. 25. As such, this standard will not have a material impact on our consolidated financial position or results of operations. The Company has adopted the disclosure-only provisions of SFAS No. 148 at December 31, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting our interest income.

Interest Rate Risk

The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in money market funds. Although we are subject to interest rate risks, we believe an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on our results from operations. The potential change noted above is based on sensitivity analysis performed by us as of December 31, 2002.

We did not hold derivative financial instruments as of December 31, 2002.

Foreign Currency

Currently almost all of our sales and expenses are denominated in U.S. dollars and as a result we have not experienced any significant foreign exchange gains and losses to date. In 2003, we do not expect to incur significant transactions in foreign currencies. Therefore, we do not anticipate any foreign exchange gains or losses. We have not engaged in foreign currency hedging activities to date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



MaxWorldwide, Inc. and
Subsidiaries                                                                                                                   Page

Report of Independent Accountants ...........................................................................................     36

Consolidated Balance Sheets as of December 31, 2002 and 2001 (restated)......................................................     37

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 (restated) and 2000 (restated).............     38

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 (restated) and 2000 (restated).............     39

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 (restated) and 2000 (restated)...     40

Notes to Consolidated Financial Statements ..................................................................................  41-65

Schedule II - Valuation and Qualifying Accounts and Reserves ................................................................     66

                        Report of Independent Accountants




To the Board of Directors and Stockholders of MaxWorldwide, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MaxWorldwide, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 7, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

As discussed in Note 3, the Company has restated its financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 as well as its financial schedule for the years ended December 31, 2001 and 2000, previously audited by other independent accountants who have ceased operations.

As discussed in Note 19, in February 2003 the Company consummated the sale of substantially all of the assets of its MaxDirect division. Additionally, in March 2003 the Company entered into an agreement, subject to shareholder approval, to sell substantially all of the assets of its MaxOnline division. If this transaction is consummated, the Company intends to adopt a plan of liquidation and dissolution. The accompanying financial statements have not been adjusted to reflect the impact of the potential liquidation of the Company.

PricewaterhouseCoopers LLP
New York, New York
May 8, 2003

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                                                  December 31,
                                                                                              2002            2001
                                                                                          -------------- ---------------
                                         ASSETS                                                            (Restated)
Current Assets:
         Cash and cash equivalents                                                            $  33,253       $  63,831
          Restricted cash                                                                           750               -
         Accounts receivable, net of allowance of $9,412 and $3,246 at December 31,
             2002 and 2001, respectively                                                         13,959          11,214
          Notes receivable from officers                                                              -             508
          Prepaid expenses and current assets                                                     3,634           1,225
                                                                                          -------------- ---------------
                       Total current assets                                                      51,596          76,778
          Property and equipment, net                                                               561           1,943
          Restricted cash                                                                         1,130           1,410
          Goodwill                                                                                2,961           1,676
          Intangible assets, net                                                                  5,436           3,308
          Other assets                                                                              259             220
                                                                                          -------------- ---------------
                       Total assets                                                           $  61,943       $  85,335
                                                                                          ============== ===============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable                                                                      $    787        $    517
         Due to websites, net                                                                     5,025           5,191
         Due to list owners, net                                                                  5,667           7,241
         Accrued expenses and other current liabilities                                          13,181           6,150
         Deferred gain                                                                                -           2,583
         Deferred revenue                                                                         1,497             472
                                                                                          -------------- ---------------
                       Total current liabilities                                                 26,157          22,154
         Other liabilities                                                                           78           1,031
                                                                                          -------------- ---------------
                       Total liabilities                                                         26,235          23,185

Stockholders' Equity:
         Preferred stock, $0.001 par value, 15,000,000 shares authorized; none
             outstanding at December 31, 2002 and 2001                                                -               -
         Common stock, 0.001 par value, 53,333,333 shares authorized, 29,796,921 and 24,913,058 shares issued at December 31, 2002 and 2001,
             respectively                                                                            30              25
        Additional paid-in capital                                                              148,742         144,563
        Treasury stock, 5,293,639 shares                                                        (2,647)               -
        Notes receivable for common stock                                                             -            (25)
        Accumulated deficit                                                                   (110,417)        (82,413)
                                                                                          -------------- ---------------
                       Total stockholders' equity                                                35,708          62,150
                                                                                          -------------- ---------------
                       Total liabilities and stockholders' equity                             $  61,943       $  85,335
                                                                                          ============== ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)

                                                                           Years Ended December 31,
                                                                      -----------------------------------
                                                                         2002        2001        2000
                                                                      ----------- ----------- -----------
Revenue:                                                                          (Restated)  (Restated)
          Service fee-based revenue                                    $  14,779   $  19,142   $  43,582
          Commission-based revenue                                         8,033       7,405       1,520
                                                                      ----------- ----------- -----------
Total revenue                                                             22,812      26,547      45,102

Cost of revenue                                                           11,762      23,025      41,403
                                                                      ----------- ----------- -----------

Gross profit                                                              11,050       3,522       3,699
                                                                      ----------- ----------- -----------

Operating expenses (income):
          Sales and marketing                                              9,766      15,736      16,548
          Product development                                                  -       2,322       1,250
          General and administrative                                      18,284      19,863      18,833
          Special charges                                                  9,893           -           -
          Impairment of goodwill and other intangible assets               4,398      10,921           -
          Other impairment charges                                         1,915       3,271         162
         (Gain) loss on sale of adMonitor                                (4,255)       3,068           -
                                                                      -----------------------------------
          Total operating expenses                                        40,001      55,181      36,793

                                                                      ----------- ----------- -----------
Operating loss                                                          (28,951)    (51,659)    (33,094)

Other income, net                                                            207       2,125       1,772
Investment impairment                                                          -     (1,000)           -
Interest income                                                              740       2,921       5,367
                                                                      ----------- ----------- -----------
Loss before provision for income taxes                                  (28,004)    (47,613)    (25,955)
Provision for income taxes                                                     -           2           2
                                                                      ----------- ----------- -----------
Net loss                                                                (28,004)    (47,615)    (25,957)
Cumulative dividends on participating preferred stock                          -           -           2
                                                                      ----------- ----------- -----------
Net loss attributable to common stockholders                           $(28,004)   $(47,615)   $(25,959)
                                                                      =========== =========== ===========

Basic and diluted net loss per share attributable to common
    stockholders:                                                      $  (1.11)    $ (1.94)   $  (1.18)
                                                                      =========== =========== ===========

Weighted average number of common shares outstanding used in basic and diluted net loss per share attributable to common
    stockholders                                                          25,253      24,579      21,957
                                                                      =========== =========== ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           Years Ended December 31,
                                                                      -----------------------------------
                                                                         2002        2001        2000
                                                                      ----------- ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                             (Restated)   (Restated)
Net loss                                                               $(28,004)   $(47,615)   $(25,957)
Adjustments to reconcile net loss to cash used in operating
activities-
       Depreciation expense                                                1,347       4,421       3,975
       Goodwill amortization                                                   -       6,104       2,727
       Intangible asset amortization                                       2,583         425           -
       Provision for bad debt and advertising credits                      1,973       4,917       6,830
       Gain on disposal of equipment                                           -       (254)           -
       Provision for officer loans                                           212         508           -
       (Gain) loss on sale of adMonitor                                  (4,255)       3,068           -
       Impairment of goodwill and intangible assets                        4,398      10,921           -
       Impairment of fixed assets                                            815       1,516           -
       Write-off of investment in Zondigo                                      -       1,000           -
       Non-cash charge for warrants issued                                     -           -         209
       Changes in assets and liabilities, net of the effect of
       acquisitions
          Decrease (increase) in accounts receivable                       1,366         894    (14,118)
          Decrease (increase) in prepaid expenses and other assets       (2,945)       1,094       (658)
          Increase (decrease) in accounts payable                        (1,120)     (1,272)         909
          Increase (decrease) in due to websites and list owners         (4,727)         121       1,400
          Increase (decrease) in deferred revenue                          (149)       (547)         948
          Increase in accrued expenses and other liabilities               7,980       1,504         837
                                                                      ----------- ----------- -----------
                       Net cash used in operating activities            (20,526)    (13,195)    (22,898)
                                                                      ----------- ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of equipment                                            (785)     (1,455)    (13,361)
          Purchase of intangible assets                                                            (200)
          Proceeds from sale of property and equipment                       647         825           -
          Proceeds from sale of adMonitor                                      -       6,840           -
          Notes receivable from officers                                       -           -     (2,364)
          Repayments of officer loans                                        321         464         884
          Repayment of notes receivable for common stock                       -           -         120
          Investment in Zondigo                                                -           -     (1,000)
          Acquisition of DoubleClick Media                               (6,324)           -           -
          Acquisition of Novus                                                 -     (2,071)           -
          Acquisition of webMillion, net of cash acquired                      -           -       (214)
                                                                      ----------- ----------- -----------
                       Net cash (used) provided in investing
                         activities                                      (6,141)       4,603    (16,135)
                                                                      ----------- ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Payments under capital lease obligations                         (210)       (424)       (398)
          Payments of notes payable                                        (688)     (1,016)       (327)
          Restricted cash                                                  (470)       1,209     (1,350)
          Proceeds from initial public offering, net of issuance
            costs                                                              -           -     102,587
          Exercise of warrants                                                 -           -       3,844
          Proceeds from exercise of employee stock options                   104           1         434
          Purchase of treasury stock                                     (2,647)           -           -
                                                                      ----------- ----------- -----------
                      Net cash (used) provided by financing
                        activities                                       (3,911)       (230)     104,790
                                                                      ----------- ----------- -----------
Net (decrease) increase in cash                                         (30,578)     (8,822)      65,757
Cash and cash equivalents, beginning of year                              63,831      72,653       6,896
                                                                      ----------- ----------- -----------
                      Cash and cash equivalents, end of year           $  33,253   $  63,831   $  72,653
                                                                      =========== =========== ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
        Interest                                                       $      14   $     116   $     209
                                                                      =========== =========== ===========
        Income taxes                                                   $       -   $       2   $       2
                                                                      =========== =========== ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)


                                                                                                          Notes

                                                                                                        Receivable

                                                                                   Additional             for

                                                                   Common Stock     Paid-In  Treasury    Common  Accumulated
                                                              --------------------
                                                                  Shares    Amount  Capital    Stock     Stock    Deficit    Total
                                                              ----------------------------------------------------------------------
  BALANCE at December 31, 1999 (restated)                          6,694    $  7   $    182  $    -  $    (44) $  (8,839)   $(8,694)
    Net loss (restated)                                                -       -          -       -          -   (25,957)   (25,957)
    Conversion of preferred stock into common stock                5,276       5     16,001       -          -          -     16,006
    Issuance of common stock upon IPO, net of costs of $9,538      7,475       8    102,580       -          -          -    102,588
    Notes receivable for exercise of options                           -       -        101       -      (101)          -          -
    Repayment of notes receivable for common stock                     -       -          -       -        120          -        120
    Issuance of common stock for options                             502                434       -          -          -        434
     Issuance of common stock for purchase of
       webMillion (restated)                                       1,901       2     19,152       -          -          -     19,154
     Exercise of warrants                                          2,151       2      3,842       -          -          -      3,844
     Issuance of warrant                                               -       -        208       -          -          -        208
    Accrual of cumulative dividends on participating
     preferred stock                                                   -       -          -       -          -        (2)        (2)
                                                              ----------------------------------------------------------------------
  BALANCE at December 31, 2000 (restated)                         23,999      24    142,500       -       (25)   (34,798)    107,701
    Net loss (restated)                                                -       -                  -          -   (47,615)   (47,615)
    Notes receivable for exercise of options                           -       -                  -          -          -          -
    Notes receivable from officers                                     -       -                  -          -          -          -
    Issuance of common stock for options                               -       -          1       -          -          -          1
    Issuance of common stock for purchase of Novus (restated)        914       1      2,062       -          -          -      2,063
                                                              ----------------------------------------------------------------------
  BALANCE at December 31, 2001 (restated)                         24,913      25    144,563       -       (25)   (82,413)     62,150
    Net loss                                                           -       -          -       -          -   (28,004)   (28,004)
    Write off of notes receivable for common stock                     -       -          -       -         25          -         25
    Purchase of treasury stock                                   (5,294)       -          -   (2,647)        -          -    (2,647)
    Issuance of common stock for purchase of DoubleClick Media     4,800       5      4,075         -        -          -     4,080
    Issuance of common stock for options                              84       -        104         -        -          -       104
                                                              ----------------------------------------------------------------------
  BALANCE at December 31, 2002                                    24,503    $ 30   $148,742  $(2,647)  $     - $(110,417)  $ 35,708
                                                              ======================================================================


  The accompanying notes are an integral part of these consolidated financial statements.

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1- Description of the Business

MaxWorldwide, Inc. and its subsidiaries (collectively, the "Company" or "MaxWorldwide") is an Internet-based provider of marketing solutions for advertisers and Web publishers. The Company provides fully outsourced ad sales, as well as ad serving, direct marketing and sweepstakes promotions. The Company develops targeted marketing campaigns that leverage the capabilities of the Internet and direct marketing media. The Company also specializes in offline list management, alternative media, and sophisticated data analytical services.

The Company commenced operations in January 1997 as a sole proprietorship. In May 1997, the Company became a California limited liability company and changed its name to John Bohan and Associates, LLC. At that time, the Company did business as AdNet Strategies. In January 1998, the Company incorporated in California, elected S-corporation status and changed its name to AdNet Strategies, Inc. In December 1998, the Company became a California C-corporation under the name Latitude 90, Inc. In September 1999, the Company reincorporated in Delaware as L90, Inc. In February 2000, the Company sold 7.5 million shares of common stock in an initial public offering and raised $102.6 million. In July 2002, the Company acquired the North American media business of DoubleClick Inc. In connection with this acquisition, it reorganized into a holding company structure and now operates under the name MaxWorldwide, Inc.

As discussed in Note 3, the Company's consolidated financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 have been restated. All applicable amounts relating to the restatements have been reflected in these consolidated financial statements and the notes thereto.

NOTE 2- Summary of Significant Accounting Policies

a. Revenue Recognition

Revenue from ad sales is earned under commission-based and service fee-based contracts and is recognized in the period the advertising is delivered provided collection of the resulting receivable is reasonably assured. For commission-based contracts, the Company invoices the full amount of revenue due to Web publishers for the sale of their ad inventory and is entitled to receive a commission. Revenue earned by the Company from commission-based contracts reflects only the amount of the commission earned by the Company. For service fee-based contracts, the Company is obligated to pay a fee to the Web publishers for ads placed on their Web sites. Theses fees are included in cost of revenue. Additionally, under service fee-based contracts, the Company collects and bears the risk of loss for ads sold. Consequently, revenue earned from service fee-based contracts reflects the full value of the ads sold, net of an allowance for advertiser credits, which are estimated and established in the period in which services are provided. These credits are generally issued in the event that delivered advertisements do not meet contractual specifications. Actual results could differ from these estimates. Deferred revenue consists primarily of payments received in advance of revenue being earned for the delivery of advertising.

The Company recognizes list rental revenue upon mailing of marketing material using list names. It establishes reserves for anticipated adjustments at the time of the mailing. Revenue earned from list rentals is included in commission-based revenue and reflects only the amount of commission earned by the Company.

b. Current Vulnerability Due to Certain Concentrations

The Company purchases advertising space from third party Web site partners. For the years ended December 31, 2002 and 2001, no Web site partner hosted greater than 10% of revenue. For the year ended December 31, 2000, the Company's largest website publisher accounted for approximately 17% of revenue.

The Company provides online marketing solutions to markets and advertisers. For the year ended December 31, 2001 and 2000, there were no online marketing customers or advertising customers that comprised greater than 10% of revenue. For the year ended December 31, 2002, the Company's largest online marketing customer accounted for approximately 11% of revenue.

The Company provided list marketing services to publishers, catalog, e-commerce and other marketing companies. For the years ended December 31, 2002 and 2001 there were no list marketing services customers that comprised greater than 10% of revenue.

c. Cash and Cash Equivalents

For purposes of the balance sheets and statements of cash flows, cash and cash equivalents includes all cash instruments due on demand or with an original maturity of 90 days or less.

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)


d. Restricted Cash

Restricted cash consists of certificates of deposits pledged under outstanding letters of credit.

e. Accounts Receivable

The Company has receivables due from advertisers or their agencies resulting from the sales of ads, and from list brokers resulting from the brokering of lists to their clients. These receivables relate to both commission-based and service fee-based contracts. The Company's credit exposure on commission-based contracts is limited to the net amount of cash to be received by the Company from ad sales and list rentals. The Company's credit exposure on service fee-based contracts is the full amount of the ad sales as the Company is obligated to pay the Web publishers for ads sold on their Web sites irrespective of receiving payment from advertisers. The Company extends credit to its customers, who are primarily located in the United States. The ability of these customers to meet their obligations to the Company is dependent on their economic health, as well as their industry and other factors.

The Company maintains an allowance for doubtful accounts that represents management's estimate of expected losses on specific accounts and inherent losses on other as yet unidentified accounts included in accounts receivable. In estimating the potential losses on specific accounts, management performs ongoing credit evaluations of its customers based on management analysis and reviews of available public documents. Additionally, the Company establishes contra-liability accounts against amounts due to websites, as a result of certain of the Company's web publishers bearing the risk of non-payment of advertising fees from marketers as well as against amounts due to list owners as a result of the Company's list owners bearing the risk of non-payment from list buyers. As of December 31, 2002 and 2001, the total reserves against amounts due to websites were approximately $1.4 million and $1.1 million, respectively, and reserves for due to list owners were approximately $0.5 million and $0.5 million, respectively.

f. Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful life of the asset, using the straight-line method of depreciation. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the term of the lease. Property, equipment and leasehold improvements have estimated useful lives ranging from three to five years. Property, equipment and leasehold improvements are adjusted to estimated fair market values if they are determined to be lower than the net book value of the assets. (See Note 9)

g. Impairment of Long-lived Assets

The Company assesses the recoverability of long-lived assets, including intangible assets, held and used whenever events or changes in circumstances indicate that future cash flows (undiscounted and without interest charges) expected to be generated by an asset's disposition or use may not be sufficient to support its carrying amount. If such undiscounted cash flows are not sufficient to support the recorded value of assets, an impairment loss is recognized to reduce the carrying value of long-lived assets to their estimated fair value.

h. Goodwill and Other Intangible Assets

MaxWorldwide records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Until December 31, 2001, goodwill was amortized on a straight-line basis over its estimated useful life.

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 141, "Business Combinations," in its entirety and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations entered into after June 30, 2001 and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS No. 142 established new standards for goodwill acquired in a business combination, eliminated amortization of goodwill and sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that life. The Company completed its initial impairment testing and no changes to the carrying value of its goodwill were made as a result of the adoption of SFAS 142. SFAS 142 requires an annual test for impairment of goodwill, as well as when a triggering event indicating impairment may have occurred (See Note 7).

Intangible assets include customer lists, the website network acquired from DoubleClick, purchased technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis or double-declining balance basis over their estimated useful lives, which are generally one to seven years.

i. Product Development

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)


Product development expenses consisted primarily of compensation related expenses, consulting fees and other operating expenses associated with the product development department. The product development department developed, enhanced and maintained existing products and provided quality assurance. All product development costs were expensed as incurred. As a result of the Company selling its adMonitor technology to DoubleClick Inc. in October 2001 (see Note
3), all product development expenses ceased at that time.

j. Income Taxes

The Company provides for income taxes in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

k. Basic and Diluted Net Loss Per Share

Basic net loss per common share excludes the effect of potentially dilutive securities and is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net loss per share adjusts this calculation to reflect the impact of outstanding convertible securities, stock options and other potentially dilutive financial instruments to the extent that their inclusion would have a dilutive effect on net loss per share for the reporting period.

At December 31, 2002, 2001, and 2000 outstanding options and warrants of approximately 3.2 million, 3.5 million, and 4.6 million, respectively, to purchase shares of common stock were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. As a result, the basic and diluted net loss per share amounts are equal for all periods presented.

l. Stock-Based Compensation

MaxWorldwide accounts for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company has adopted the disclosure-only requirements of SFAS No. 123 Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions (see Note 12).

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123,"Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the election of the method used on reported results. The Company has adopted the disclosure-only provision of this statement at December 31, 2002.

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                          (in thousands, except per share data)
                                                 Year Ended December 31,
                                          --------------------------------------
                                                2002         2001          2000
                                          -----------  -----------   -----------
                                                       (Restated)    (Restated)
Net loss as reported                       $(28,004)    $(47,615)     $(25,957)
Pro forma adjustment                         (1,006)      (3,753)       (3,797)
                                          -----------  -----------   -----------
Pro forma loss                             $(29,010)    $(51,368)     $(29,754)
                                          ===========  ===========   ===========

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)


Basic and diluted net loss per share
      As reported                           $ (1.11)     $ (1.94)      $ (1.18)
      Pro forma loss                        $ (1.15)     $ (2.09)      $ (1.36)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2002, 2001 and 2000: dividend yield of 0 percent; expected life of four years; a risk free interest rate of 3.5 percent for year ended December 31, 2002, 4.7 percent for the year ended December 31, 2001 and 5.9 percent for the year ended December 31, 2000; and an expected volatility of 87.6 percent for the year ended December 31, 2002, 114.7 percent for the year ended December 31, 2001 and 135.3 percent for the year ended December 31, 2000.

m. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions. The most significant estimates relate to the Company's allowance for advertising credits and doubtful accounts, useful lives of fixed and intangible assets, and the contra-liability accounts against amounts due to websites and list owners.

n. Principles of Consolidation

The Company's consolidated financials as of December 31, 2002 and 2001 include the accounts of the Company and its subsidiaries from their respective date of acquisition. All significant intercompany transactions and balances have been eliminated in consolidation.

o. Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), the provisions of which are effective for any exit or disposal activities initiated by us after December 31,2002. SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. The adoption of the provisions of SFAS No. 146 will impact the measurement and timing of costs associated with any exit and disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. The Company will continue to account for stock-based compensation in accordance with APB No. 25. As such, this standard will not have a material impact on its consolidated financial position or results of operations. The Company has adopted the disclosure-only provisions of SFAS No. 148 at December 31, 2002.

In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others. FIN No.45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation are required for financial statements of periods ending after December 15, 2002. The initial measurement provisions of the interpretation are applicable on a prospective basis for guarantee issued or modified after December 31, 2002. Management believes that the adoption of FIN No. 45 will not have a significant effect on the financial statements.

NOTE 3- Restatement of 2001 and 2000 Consolidated Financial Statements.

During the course of the Company's preparation of its quarterly report on Form 10-Q for the quarter ended June 30, 2002, the Company discovered certain errors in the application of generally accepted accounting principles in the United States ("GAAP") which required restatement of its previously issued financial statements. Because the auditors that previously reported on the 2001 and 2000 consolidated financial statements have ceased operations, the Company engaged its current auditors to re-audit the Company's financial results for the years ended December 31, 2001 and 2000. As a result of the re-audit of the Company's 2001 and 2000 financial statements a number of adjustments were recorded to the Company's historical financial statements. The principal adjustments are discussed below.

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)


Throughout these financial statements, the term "previously reported" will be used to refer to the Company's 2001 and 2000 consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K on May 16, 2002.

Revenue related adjustments:
----------------------------

Reclassification to Other Income, net:

During 2000 MaxWorldwide inappropriately recorded a $1.0 million cash settlement of a legal matter as revenue. The Company has reclassified this amount to "Other income, net" in the restated financial statements.

Zondigo:

As discussed in Note 6, in November 2000 MaxWorldwide purchased a 19% interest in Zondigo, Inc., a wireless technology company that was also a related party. The cash purchase price for the shares was $1.95 million. In December 2000, Zondigo paid the Company an aggregate of $0.95 million that MaxWorldwide previously reported as revenue. The Company has determined that this revenue should not have been recognized under GAAP. Accordingly, the Company has reduced revenue and its investment in Zondigo by $0.95 million as of December 31, 2000.

In 2001 the Company concluded that its investment in Zondigo was impaired and therefore recorded a $1.95 million impairment charge in its previously reported 2001 financial statements. As a result of restating the investment in Zondigo to $1.0 million as described above, the impairment charge recorded in 2001 has also been reduced to $1.0 million. Additionally, this impairment charge has been reclassified from within "Loss from operations" to within "Investment impairment" in the restated financial statements.

MaxDirect revenue adjustment:

During 2001 the Company recorded revenue in its MaxDirect division without appropriately estimating the impact of sales adjustments granted in future periods. This adjustment resulted in a reduction in total revenue and an increase of the pre-tax loss of $0.3 million in 2001.

Revenue reversal:

During 2000 the Company recognized $0.2 million in service-fee based revenue and $0.2 in cost of revenue relating to a transaction with the same customer. No cash was ever exchanged relating to this transaction. The Company is reversing the revenue and related cost of revenue as this transaction did not meet the criteria for revenue recognition in accordance with GAAP.

Other adjustments:

These adjustments represent various revenue transactions that were subsequently written off as bad debts. Upon further investigation of these transactions, MaxWorldwide determined collectibility of the related receivables was not reasonably assured at the time of the transactions. Accordingly, these transactions have been reversed, as they did not meet the criteria for revenue recognition under GAAP. These adjustments have resulted in a decrease in total revenue and bad debt expense of $2.0 million in 2000.

Warrant issued to a customer:

In connection with an advertising agreement entered into during 2000, the Company issued to the other party a warrant to purchase its common stock. In its previously issued financial statements, the Company recorded general and administrative expense of $0.2 million, representing the fair value of the warrant on the date of issuance using the Black-Scholes option pricing model. This expense is reflected as a reduction of revenue in the restated financial statements.

Commission-based contracts vs. service fee-based contracts:

During 2001 and 2000 the Company inappropriately accounted for certain of its commission-based contracts as service fee-based contracts and vice-versa (refer to Note 2 for a further description of the Company's revenue recognition policy). These adjustments have resulted in a decrease in total revenue of $0.8 million in 2001 and an increase in total revenue of $0.7 million in 2000.

The following table presents the effects of the aforementioned adjustments on previously reported total revenue (in thousands):

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)


                                                                       Year ended December 31,
     Increase (decrease) to total revenue:                                2001          2000
                                                                      ------------- -------------

     Total revenue - as previously reported                               $ 27,646        48,715

     Reclassification to other income                                            -       (1,000)
     Zondigo                                                                     -         (950)
     MaxDirect revenue adjustment                                            (267)             -
     Revenue reversal                                                            -         (200)
     Other adjustments                                                           -       (1,961)
     Warrant issued to a customer                                                -         (209)
     Commission-based contracts vs. service fee-based contracts              (832)           707
                                                                      ------------- -------------

     Decrease in total revenue                                             (1,099)       (3,613)
                                                                      ------------- -------------

     Total revenue - as restated                                          $ 26,547     $  45,102
                                                                      ============= =============

Other adjustments impacting pre-tax loss:
-----------------------------------------

webMillion.com, Inc. acquisition accounting:

As more fully described in Note 4, during 2000, the Company acquired webMillion.com, Inc., a direct marketing promotions company. The goodwill associated with this acquisition was being amortized over a period of twenty years in the Company's previously reported financial statements. Given the nature of the operations of webMillion.com, MaxWorldwide has concluded that an amortization period of three years was more appropriate. Additionally, the Company did not properly value its common stock issued in this transaction resulting in a decrease of the previously reported goodwill recorded upon consummation of this transaction. The net impact of these adjustments increased amortization expense by approximately $5.1 million and $2.3 million in 2001 and 2000, respectively.

During 2001 the Company determined that the remaining goodwill associated with this acquisition was fully impaired and recorded an impairment charge of $18.6 million. As a result of the aforementioned adjustment, this charge has been reduced to approximately $10.9 million in the restated financial statements.

Novus List Marketing acquisition accounting:

As more fully described in Note 4, during 2001, the Company acquired the assets related to the list marketing business of Novus List Marketing, LLC ("Novus"). The Company did not properly allocate the purchase price of $4.9 million to all of the identifiable intangible assets acquired. Accordingly, in these restated financial statements, goodwill recorded in this acquisition was reduced by $3.7 million and identifiable intangible assets increased by the same amount. This resulted in an increase in amortization expense of $0.3 million in the restated 2001 financial statements. In addition to these items, certain other immaterial adjustments were made to the initial purchase accounting for this transaction.

Facility and fixed asset impairment charges:

During 2001 and 2000, the Company consolidated some of its leased office space and closed some of its offices and recorded impairment charges associated with certain related fixed assets. In connection with these actions, the Company determined that errors were made with respect to the timing of recording certain liabilities and asset write-offs. These adjustments have resulted in an increase in the previously reported pre-tax loss of $1.2 million and $0.2 million in 2001 and 2000, respectively.

Allowance for doubtful accounts:

In connection with the Company's review of prior years' financial records, MaxWorldwide determined that its methodology for recording their allowance for doubtful accounts in prior years was not appropriate. Accordingly, bad debt expense has been reduced by $2.1 million in 2001 and has increased by $2.1 million in 2000 in these restated financial statements.

Reserve for amounts due to Web sites:

As discussed in Note 1 to the consolidated financial statements, the Company's credit exposure on commission-based contracts is limited to the net amount of cash to be received by the Company from ad sales. This fact was not properly considered when recording

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)


the expected amount to be paid to third-party Web sites. The Company has adjusted for this item in these restated financial statements which resulted in a decrease to pre-tax loss of $0.9 million and $0.2 million in 2001 and 2000, respectively.

Other adjustments, net:

In addition to the items above other miscellaneous errors in the application of GAAP were identified and corrected in these restated financial statements. The net impact of these items resulted in a decrease to pre-tax loss in 2001 of $0.5 million and an increase to pre-tax loss of $0.1 million in 2000.

Reclassifications:

In addition to the above items and in connection with the Company's review of prior years' financial statements it has determined certain errors were made with respect to how certain items were classified in the Company's previously reported Statement of Operations for the years ended December 31, 2001 and 2000 and Balance Sheet as of December 31, 2001. These items had no impact on previously reported total revenue or net income. The principal reclassifications are described below.

Research and development / product development:

During the Company's review of its historical financial statements, it was noted that certain expenses previously classified as Research and development expense ("R&D") should more appropriately be classified in other captions within the Statement of Operations. The Company has concluded that of the $14.1 million of R&D expense reported in 2001, approximately $10.4 million should have been recorded to cost of revenue as they represented costs associated with running the adMonitor product, and approximately $1.2 million should have been recorded to "Sales and marketing expense." The remaining balance of approximately $2.5 million represents personnel costs associated with enhancing existing products. The Company has determined that such costs are more appropriately classified as "Product development expense." Of the approximately $11.9 million of previously reported R&D expense in 2000, approximately $9.7 million of this amount has been reclassified to cost of revenue, approximately $0.8 million has been reclassified to Sales and Marketing, and approximately $1.3 million has been classified as "Product development expense" and approximately $0.1 million has been classified to G&A in the restated financial statements.

Sales commissions:

During 2001 and 2000 approximately $1.2 million and $0.3 million of sales commission expense and related bonuses were inappropriately included within "General and administrative" and "Research and development" expenses in the previously reported financial statements. These amounts have been reclassified to "Sales and marketing expense" in the restated financial statements.

Accounting for sale of adMonitor:

As noted in Note 5, in October 2001 the Company sold its ad serving technology, adMonitor, and certain related technology to DoubleClick, Inc. in exchange for cash of $6.8 million. As part of this transaction, the Company entered into a contract with DoubleClick in which MaxWorldwide became obligated to purchase a minimum of $3.5 million of services from DoubleClick over a 3-year period. Sale proceeds in an amount equal to the minimum purchase commitment of $3.5 million were deferred. In the previously reported financial statements the Company amortized this gain as services were provided by reducing the deferred gain and reducing cost of revenue. The Company has determined that this deferred gain would be more appropriately recorded, when amortized, as additional "(Gain) loss on sale of adMonitor." This adjustment resulted in cost of revenue and "(Gain) /loss on sale of adMonitor" increasing by $0.2 million in the 2001 financial statements.

The Company also recorded impairment charges of approximately $6.1 million relating to fixed assets and related contractual obligations as well as severance of approximately $0.5 million associated with the disposition of adMonitor. These charges were included in "Impairment Charges" in the previously reported financial statements. As these costs are directly related to the disposition of adMonitor, the Company determined that it would be appropriate to include these charges in the determination of the gain or loss on this transaction. Accordingly, these amounts have been reclassified to "(Gain) loss on sale of adMonitor" in the restated 2001 financial statements and the previously reported gain on the disposition of adMonitor of $3.3 million has been reversed and in its place a loss of $3.1 million was recorded.

MaxDirect balance sheet reclassifications:

Since acquiring its MaxDirect business from Novus, the Company has incorrectly accounted for certain receivables and payables in connection with this business. As a result, accounts receivable, accounts payable and goodwill have been reduced by approximately $2.2 million, $2.8 million and $1.0 million respectively, at December 31, 2001.

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)


Other income, net:

During 2001, the Company sold certain ad serving equipment with a net book value of approximately $1.0 million to employees. These transactions resulted in a loss of approximately $0.9 million. In the previously reported financial statements these losses were reflected in "Loss on sale of equipment." The Company has determined that it would be more appropriate to classify these amounts in "Other impairment charges" in the restated financial statements.

Preferred Stock:

Due to certain features of our Series A, B and C preferred stock, the Company inappropriately included such preferred stock within "Stockholders' Equity" in its previously reported financial statements. The Company has determined that these securities should have been classified outside of stockholders' equity for the periods they were outstanding. All outstanding preferred stock was converted into common stock upon the initial public offering of the Company's common stock in February 2000. These adjustments have resulted in stockholders' equity being reduced by $16.0 million and $2.0 million at December 31, 1999 and 1998, respectively.

The following table presents the effects of the aforementioned adjustments on previously reported pre-tax loss (in thousands):


                                                                    Year ended December 31,
Increase (decrease) to pre-tax loss:                                  2001          2000
                                                                  ------------- --------------

Pre-tax loss - as previously reported                                 $ 52,635      $  20,466

Revenue restatement adjustments which impact pre-tax loss:
Zondigo                                                                      -            950
MaxDirect revenue adjustment                                               267              -
Other adjustments impacting pre-tax loss:
webMillion.com acquisition accounting                                  (2,657)          2,311
Novus List Marketing acquisition accounting                                 81              -
Zondigo                                                                  (950)              -
Facility and fixed asset impairment charges                              1,199            185
Allowance for doubtful accounts                                        (2,072)          2,141
Reserve for amounts due to Websites                                      (919)          (165)
Other adjustments, net                                                      29             67
                                                                  ------------- --------------

(Decrease) increase to pre-tax loss                                    (5,022)          5,489
                                                                  ------------- --------------

Pre-tax loss-restated                                                 $ 47,613      $  25,955
                                                                  ============= ==============


The following tables present the impact of the restatements:

              Year ended December 31, 2001                                      Previously        As
              Statement of Operations:                                           Reported      Restated
                                                                                 --------      --------
                                                                                  (in thousands, except
                                                                                    per share data)
              Revenue:
                  Service fee-based revenue                                        $ 20,533     $  19,142
                  Commission-based revenue                                            7,113         7,405
                                                                               ------------- -------------
                     Total revenue                                                   27,646        26,547

                     Cost of revenue                                                 13,265        23,025
                                                                               ------------- -------------

                     Gross profit                                                    14,381         3,522
                                                                               ------------- -------------

              Operating Expenses:
                  Sales and marketing                                                15,267        15,736
                  Product development                                                     -         2,322
                  Research and development                                           14,074             -
                  General and administrative                                         17,478        19,863
                  Impairment of goodwill and other intangible assets                      -        10,921
                  Other impairment charges                                           28,023         3,271

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)


                  Loss on sale of adMonitor                                               -         3,068
                                                                               ------------- -------------
                      Total operating expenses                                       74,842        55,181
                                                                               ------------- -------------
              Operating loss                                                       (60,461)      (51,659)

              Other income, net                                                       4,905         2,125
              Investment impairment                                                       -       (1,000)
              Interest income                                                         2,921         2,921
                                                                               ------------- -------------

              Loss before provision for income taxes                               (52,635)      (47,613)
              Provision for income taxes                                                  2             2
                                                                               ------------- -------------
              Net loss                                                           $ (52,637)    $ (47,615)
                                                                               ============= =============

              Basic and diluted loss per share                                    $  (2.14)    $   (1.94)
                                                                               ============= =============

              Weighted average number of common shares outstanding used in basic
                  and diluted net loss per share                                     24,579        24,579
                                                                               ============= =============


                                                                                    As
                                                                                Previously        As
              Year ended December 31, 2001                                       Reported      Restated
                                                                                 --------      --------
                                                                                      (in thousands)
              Balance Sheet:
              Current Assets:
                 Cash and cash equivalents                                        $ 63,831     $  63,831
                 Accounts receivable, net of allowance of $3,246 as restated and
                     $5,050 as previously reported at December 31, 2001             13,560        11,214
                  Notes receivable from officers                                       508           508
                  Prepaid expenses and current assets                                  968         1,225
                                                                                 --------- -------------
                               Total current assets                                 78,867        76,778
                  Property and equipment, net                                        2,750         1,943
                  Restricted cash                                                    1,410         1,410
                  Goodwill                                                           5,964         1,676
                  Intangible assets, net                                                 -         3,308
                  Other assets                                                         402           220
                                                                                 --------- -------------
                               Total assets                                       $ 89,393     $  85,335
                                                                                 ========= =============

              Current Liabilities:
                 Accounts payable                                                 $  1,580      $    517
                 Due to websites, net                                                5,191         5,191
                 Due to list owners, net                                            10,009         7,241
                 Accrued expenses and other current liabilities                      5,723         6,150
                 Deferred gain                                                       2,583         2,583
                 Deferred revenue                                                      449           472
                                                                                 --------- -------------
                               Total current liabilities                            25,535        22,154
                 Other liabilities                                                     730         1,031
                                                                                 --------- -------------
                               Total liabilities                                    26,265        23,185

              Stockholders' Equity:
                 Common stock                                                           25            25
                 Additional paid-in capital                                        145,074       144,563
                 Notes receivable for common stock                                    (25)          (25)
                 Accumulated deficit                                              (81,946)      (82,413)
                                                                                 --------- -------------
                                Total stockholders equity                           63,128        62,150
                                                                                 --------- -------------
                               Total liabilities and stockholders' equity         $ 89,393     $  85,335
                                                                                 ========= =============

                                                                                    As
              Year ended December 31, 2000                                      Previously        As
              Statement of Operations:                                           Reported      Restated
                                                                                 --------      --------

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)



                                                                                  (in thousands, except
                                                                                    per share data)
              Revenue:
                  Service fee-based revenue                                        $ 47,304     $  43,582
                  Commission-based revenue                                            1,411         1,520
                                                                               ------------- -------------
                     Total revenue                                                   48,715        45,102

                     Cost of revenue                                                 31,147        41,403
                                                                               ------------- -------------

                     Gross profit                                                    17,568         3,699
                                                                               ------------- -------------

              Operating Expenses:
                  Sales and marketing                                                15,419        16,548
                  Product development                                                     -         1,250
                  Research and development                                           11,907             -
                  General and administrative                                         16,848        18,833
                  Other impairment charges                                                -           162
                                                                               ------------- -------------
                      Total operating expenses                                       44,174        36,793
                                                                               ------------- -------------
              Operating loss                                                       (26,606)      (33,094)

              Other income, net                                                         773         1,772
              Interest income                                                         5,367         5,367
                                                                               ------------- -------------

              Loss before provision for income taxes                               (20,466)      (25,955)
              Provision for income taxes                                                  2             2
                                                                               ------------- -------------
              Net loss                                                           $ (20,468)    $ (25,957)
              Cumulative dividends on participating preferred stock                       2             2
                                                                               ------------- -------------
              Net loss attributable to common stockholders                       $ (20,470)    $ (25,959)
                                                                               ============= =============


              Basic and diluted loss per share attributable to common
              stockholders                                                        $  (0.95)    $   (1.18)
                                                                               ============= =============

              Weighted average number of common shares outstanding used in basic
                  and diluted net loss per share                                     21,535        21,957
                                                                               ============= =============

NOTE 4- Acquisitions

webMillion.com, Inc.

On July 24, 2000, the Company acquired all the outstanding shares, options and warrants of webMillion.com, Inc., ("webMillion") a direct marketing promotions company. The results of webMillion.com's operations have been included in the consolidated financial statements since that date. Pursuant to the Merger Agreement, the Company issued 1,901,381 shares of its common stock to all the shareholders of webMillion, valued at approximately $18.3 million. The value of the common shares issued was determined based on the average market price of the Company's common stock, as quoted on the Nasdaq National Market for the two days immediately prior to the day of, and the two days immediately after the number of shares and cash consideration became irrevocably fixed pursuant to the agreement. Holders of warrants of webMillion received, in the aggregate, the right to purchase from the Company 98,619 shares of common stock at a price per share of $1.98 valued at approximately $830,000. A total of 361,063 of the shares issued are being held in a three-year escrow as security for the indemnification obligations of webMillion's former shareholders pursuant to the Merger Agreement. This transaction was accounted for through the purchase method of accounting. As a result of the tax-free purchase, webMillion.com, Inc., became a wholly owned subsidiary of the Company in 2000. The aggregate purchase price of $19.4 million, inclusive of approximately $235,000 of direct acquisition costs, was allocated to the assets acquired and the liabilities assumed according to their fair values at the date of acquisition as follows:
(in millions)

              Current assets                          $   0.4
              Property and equipment                      0.1
              Goodwill                                   19.6
                                                 -------------
              Total assets acquired                   $  20.1
              Liabilities assumed                       (0.7)
                                                 -------------
              Net assets acquired                     $  19.4
                                                 =============

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)


The Company has recorded approximately $19.6 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of net assets acquired. This goodwill was not tax deductible and was being amortized on a straight-line basis over three years.

Novus List Marketing, LLC

On May 14, 2001, the Company purchased substantially all the assets of a list marketing business from Novus List Marketing, LLC. ("Novus") The results of the list marketing business' operations have been included in the consolidated financial statements since that date. Pursuant to the Asset Purchase Agreement, the Company paid approximately $1.8 million in cash, issued 914,210 shares of common stock, valued at approximately $2.2 million, and incurred approximately $0.75 million subject to adjustment, in a note payable to Novus List Marketing. The note is non-interest bearing and was paid in full in 2002 after contractual adjustments were made based upon the collection of receivables and payment of liabilities acquired in the acquisition. In addition, Novus was eligible to receive up to an additional $1.0 million over a two-year period if certain operating income goals are achieved. As of December 31, 2002, these operating income goals were not achieved and it does not appear that they will be achieved prior to the expiration of the two-year period. In addition, certain former employees of Novus were eligible to receive up to an additional $2.0 million over a two-year period if certain operating income goals are achieved. As of December 31, 2002 and 2001, the Company had accrued $0 and approximately $0.5 million, respectively in association with this other consideration. The value of the common shares issued was determined based on the average market price of the Company's common stock as quoted on the Nasdaq National Market for the two days immediately prior to the day of, and the two days immediately after the number of shares and cash consideration became irrevocably fixed pursuant to the agreement. The acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price of $4.9 million which includes approximately $0.2 million of direct acquisition costs has been allocated to the assets acquired and the liabilities assumed based upon their fair values at the date of acquisition as follows (in millions):

              Current assets                          $   6.7
              Other intangible assets                     3.7
              Goodwill                                    1.8
                                                 -------------
                  Total assets acquired                  12.2
              Current liabilities                        (7.3)
                                                 -------------
              Net assets acquired                     $   4.9
                                                 =============

On the basis of a fair value appraisal, approximately $2.7 million of the purchase price has been allocated to broker relationships, $0.6 million to acquire software and $0.4 million to non-compete agreements. The amounts attributable to broker relationships and acquired technology are being amortized on a straight-line basis over 7 years and 5 years, respectively. The Company has also recorded approximately $1.8 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of the net assets acquired. This goodwill is tax deductible and was being amortized on a straight-line basis over 10 years.

DoubleClick Media

On July 10, 2002 the Company purchased substantially all the assets of DoubleClick's North American media business. In exchange for the assets of the media business, MaxWorldwide issued to DoubleClick 4.8 million shares of MaxWorldwide common stock, valued at approximately $4.1 million and paid $5.0 million in cash. The value of the common shares issued was determined based on the average market price of the Company's common stock, as quoted on the Nasdaq National Market for the two days immediately prior to the day of, the day of, and the two days immediately after the number of shares and cash consideration became irrevocably fixed pursuant to the agreement. DoubleClick may also receive an additional $6.0 million if, during the three-year period subsequent to consummation of the transaction, MaxWorldwide achieves proforma earnings, for two out of three consecutive quarters. Proforma earnings, as defined in the merger agreement, is earnings before interest, taxes, depreciation and amortization, excluding any one- time non-recurring items, restructuring charges (including facility relocation charges), transaction related costs, including costs incurred in connection with the acquisition or disposition of a business, whether consummated or not, and any asset impairment, including impairment of goodwill. The purchase price has been allocated to the assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. Assets acquired have been reviewed by an independent appraisal firm and include values for certain assets that will be amortized over lives ranging from one to three years.

The aggregate purchase price of $10.4 million, inclusive of approximately $1.3 million of direct acquisition costs was allocated to the assets acquired and the liabilities assumed according to their fair values at the date of acquisition as follows: (in millions)

              Current assets                     $   6.6
              Property and equipment                 0.1

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)


              Goodwill                               5.6
              Other intangible assets                4.8
                                             ------------
              Total assets acquired              $  17.1
              Liabilities assumed                   (6.7)
                                             ------------
              Net assets acquired                $  10.4
                                             ============

On the basis of a fair value appraisal, approximately $2.6 million of the purchase price has been allocated to advertising contracts, $1.3 million to DoubleClick's website network and $0.9 million to non-compete agreements and other intangibles. The amounts attributable to advertising contracts and website network are being amortized on double-declining balance basis over a two-year period.

The Company has recorded approximately $5.6 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of net assets acquired. This goodwill is not tax deductible.

The following unaudited proforma results of operations have been prepared assuming that the acquisition of DoubleClick Media, consummated during 2002, and the acquisition of Novus, consummated during 2001, occurred at the beginning of the respective periods presented. This proforma financial information should not be considered indicative of the actual results that would be achieved had the acquisitions been completed on the dates indicated and does not purport to indicate results of operations as of any future date or any future period.

                                         Year ended December 31,
                                        ---------------------------
                                            2002          2001
                                        -------------  ------------
                                        (in thousands, except per share amounts)
                                         unaudited      unaudited
                                        ---------------------------
     Revenue                               $ 40,172     $ 103,521
     Net loss                               (29,751)      (60,541)
     Net loss per basic and diluted        $  (1.08)     $  (2.04)
     share

NOTE 5- Sale of adMonitor

On October 2, 2001, the Company completed the sale of adMonitor, its ad serving technology software, and the technology underlying the ProfiTools solutions to DoubleClick Inc. in exchange for cash of $6.8 million. Additionally, the Company entered into an agreement which provides that until October 2002, the Company would not engage in the use, development, licensing, sale or distribution of any technology, product or service that performs ad-management, serving and tracking for third parties with the same or substantially similar purpose as adMonitor. This agreement was later extended to July 2003. The agreement permits the Company to perform these activities in connection with their media sales and advertising and design services businesses. As part of the sale, the Company entered into a five-year non-exclusive ad serving agreement for DART, DoubleClick's ad serving technology, pursuant to which the Company would purchase a minimum of $3.5 million of DART services over the term of the agreement. The agreement also replaced any obligations that remained under a prior settlement agreement with DoubleClick. Sale proceeds in an amount equal to the minimum purchase commitment under the agreement of $3.5 million were deferred. As the Company satisfied its minimum purchase commitment under this agreement, it recorded charges to cost of revenue and amortized a corresponding amount of the deferred gain to "(Gain) loss on sale of adMonitor." In the fourth quarter of 2001, $0.2 million of the $3.5 million minimum purchase commitment was satisfied. As a result of the sale of adMonitor in the fourth quarter of 2001, the Company incurred losses of approximately $6.1 million relating to fixed assets and estimated remaining contractual obligations associated with the adMonitor technology and severance of approximately $500,000, associated with the disposition of adMonitor which were included in the determination of gain or loss on this transaction. Accordingly, the Company recognized a net loss of approximately $3.1 million relating to this transaction in 2001, which is included in Gain and loss on sale of adMonitor in the Consolidated Statement of Operations. During 2002 the Company favorably settled a contract associated with adMonitor technology resulting in an adjustment to the loss on the sale of adMonitor recorded in 2001 of approximately $1.0 million and also recognized the remaining $3.3 million deferred gain. This resulted in a gain in 2002 totaling $4.3 million which is included in "(Gain) loss on sale of adMonitor" and brought the net gain on this transaction to $1.2 million over two years. As a result of this transaction, the Company no longer provides proprietary Internet ad serving, tracking and marketing technology.

NOTE 6- Investment

On November 22, 2000, the Company purchased a 19% interest in Zondigo, Inc. ("Zondigo"), a wireless technology company. The cash purchase price for the shares was equal to $1.0 million. This investment was being accounted for under the cost method of accounting. Concurrent with the investment, the Company and Zondigo entered into a strategic alliance and cross-licensing

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)


agreement, pursuant to which both parties agreed to grant each other licenses to certain of their respective technologies. Frank Addante, the Company's former Chief Technology Officer, was the Chairman of Zondigo and Peter Sealey, one of the Company's board members, previously served as Chairman of the Board of Directors of Zondigo.

In the third quarter of 2001, as a result of the significant decline in the market value of Internet-based companies, Zondigo's limited cash resources and the declining access of these companies to public and private financing, management performed an assessment of its carrying value of its investment in Zondigo. In the course of its analysis, the Company determined that the carrying value of its cost-method investment in Zondigo was no longer recoverable. As a consequence, the Company wrote off its entire investment in Zondigo and recognized an impairment charge of $1.0 million.

NOTE 7- Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):


                                                   MaxDirect    MaxOnline      Total
                                                  ------------ --------------------------
Balance at January 1, 2002 (restated)              $ 1,676     $       -    $    1,676

Acquisition of DoubleClick Media (see Note 4)            -         5,593         5,593

Goodwill impairment                                      -       (4,308)       (4,308)
                                                  ------------ -----------  -------------
Balance at December 31, 2002                       $ 1,676     $   1,285    $    2,961
                                                  ============ ===========  =============

The following adjusts reported net loss and basic diluted net loss per share as if SFAS No. 142 had been in effect as of January 1, 2000 as follows: (in thousands except for per share amounts):


                                                                             Years ended December 31,
                                                                      ---------------------------------------
                                                                         2002         2001          2000
                                                                      ------------ -----------  -------------
                                                                                    (restated)   (restated)
Reported net loss                                                      $(28,004)    $(47,615)    $ (25,957)
Add back: Goodwill amortization                                                -        6,104         2,727
                                                                      ------------ -----------  -------------
Adjusted net loss                                                      $(28,004)    $(41,511)    $ (23,230)
                                                                      ============ ===========  =============

Weighted average number of common shares outstanding used in basic
and diluted net loss per share attributable to common stockholders        25,253       24,579        21,957
                                                                      ============ ===========  =============

Reported net loss per share - basic and diluted                        $  (1.11)    $  (1.94)    $   (1.18)
Add back: Goodwill amortization                                                -         0.25          0.12
                                                                      ------------ -----------  -------------
Adjusted net loss per share - basic and diluted                        $  (1.11)    $  (1.69)    $   (1.06)
                                                                      ============ ===========  =============

Intangible assets consist of the following (in thousands):


                                                             December 31, 2002                    December 31,
                                            -----------------------------------------------------     2001
                                              Weighted                                              (restated)
                                              average                                             --------------
                                            amortization     Gross                       Net           Net
                                             period (in    carrying    Accumulated   intangible    intangible
                                              months)        amount    amortization    assets       assets
                                            ------------- ------------ ------------- ------------ --------------
Customer lists                                        54     $  5,280     $ (1,712)     $  3,568      $   2,443
Website network                                       24        1,300         (548)          752              -
Purchased technology                                  54          734         (208)          526            485
Non-compete agreements and other                      24        1,220         (630)          590            380
                                            ------------- ------------ ------------- ------------ --------------
                                                      45     $  8,534     $ (3,098)     $  5,436      $   3,308
                                            ============= ============ ============= ============ ==============

Other intangible asset amortization was $2.6 million, $0.4 million, and zero for the years ended December 31, 2002, 2001 and 2000, respectively.

Based on the balance of intangible assets at December 31, 2002, the annual amortization expense for each of the succeeding five years is estimated to be $2.6 million, $1.3 million, $0.5 million, $0.4 million and $0.4 million in 2003, 2004, 2005, 2006 and 2007, respectively.

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)


Impairment of Goodwill and Other Intangible Assets

The persistence of unfavorable market conditions led the Company's management to undertake a review of the recoverability of its investments in webMillion in the fourth quarter of 2001. As a result of significantly lower than expected revenue generated and considerably reduced estimates of future performance, management concluded that its investment in webMillion was impaired. Accordingly, in the fourth quarter of 2001, the Company recognized an impairment charge of approximately $10.9 million representing the unamortized goodwill balance relating to this acquisition.

In the fourth quarter of 2002, in connection with its annual goodwill impairment test, the Company initiated a third-party valuation of its MaxOnline and MaxDirect reporting units to determine whether the goodwill relating to these units was recoverable. The fair market value of each of these units was determined based upon discounted cash flow projections. The outcome of this valuation resulted in an impairment charge of approximately $4.3 million relating to the MaxOnline reporting unit being recorded in the fourth quarter of 2002. This valuation did not yield any impairment charge to the MaxDirect reporting unit. In addition, the Company also determined that the fair value of certain intangible assets were impaired. The Company recorded an impairment charge of approximately $0.1 based on the difference between carrying value and estimated fair value of certain intangible assets also associated with the online and offline reported units.

NOTE 8- Impairment Charges

2001 Impairment Charges

In 2001, the Company took certain actions to bring overhead costs in line with anticipated revenue. These measures were primarily related to the consolidation of the Company's leased office space. As a consequence, the Company recorded a $3.3 million charge to operations during the year 2001. This charge included approximately $1.8 million for the accrual of future lease costs (net of estimated sublease income) and approximately $0.6 million for the write-off of fixed assets situated in office locations that were consolidated or closed. These fixed asset impairments arose primarily from the write-off of the carrying values of leasehold improvements in offices in Marina Del Rey, London, Chicago and Santa Monica. We also recorded an impairment charge of $0.9 million for fixed assets related to our adMonitor system that we sold to employees.

As of December 31, 2001, approximately $1.7 million of this charge remained accrued in Accrued expenses and other current liabilities.

2002 Impairment Charges

Throughout 2002, the Company continued taking certain actions to increase operational efficiencies and bring costs in line with revenue. These measures included the continued consolidation of the Company's leased office. As a consequence, the Company recorded a $1.9 million charge to operations during the year 2002. This charge included approximately $1.1 million for the accrual of future lease costs and approximately $0.8 million for the write-off of fixed assets. These impairments related primarily to the Company's decision in 2002 to close the facility in Marina Del Rey, as well as the impairment of certain computer equipment as the estimated fair value of this equipment was determined to be lower than the carrying value of these assets.

As of December 31, 2002, approximately $1.8 and $0.1 of the total charges recorded in 2001 and 2002 remained accrued in `Accrued expenses and other current liabilities' and `Long-term obligations', respectively. The following table sets forth a summary of the costs and related charges and the balance of the reserves established.

                                                  (in thousands)
                                           Future       Fixed
                                           Lease        Asset
                                           Costs      Write-off      Total
                                         ----------- ------------ -------------
    2001 and 2002 Impairment Charges:
    ----------------------------------
    Balance at December 31, 2000            $   110     $      -      $    110
    2001 Impairment charge                    1,755        1,516         3,271
    Cash expenditures                         (210)            -         (210)
    Non-cash charges                              -      (1,516)       (1,516)
                                         ----------- ------------ -------------
    Balance at December 31, 2001              1,655            -         1,655

    2002 Impairment charge                    1,098          817         1,915
    Cash expenditures                         (855)            -         (855)
    Non-cash charges                              -        (817)         (817)
                                         ----------- ------------ -------------

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)


                                         ----------- ------------ -------------
    Balance at December 31, 2002           $  1,898     $      -      $  1,898
                                         =========== ============ =============

NOTE 9- Property and Equipment


                                                                     (in thousands)
                                                                   As Of December 31 ,
                                                    Estimated   --------------------------
                                                    Useful
                                                    Life           2002          2001
                                                    ----------- ------------ -------------
    Property and equipment:                                                   (restated)
    Equipment                                            3 Yrs     $  2,799      $  4,111
    Furniture and fixtures                             3-5 yrs          242           290
    Leasehold improvements                               5 yrs           13            58
                                                                ------------ -------------
                                                                      3,054         4,459
    Less-accumulated depreciation and amortization                  (2,493)       (2,516)
                                                                ------------ -------------
    Property and equipment, net                                     $   561      $  1,943
                                                                ============ =============

Depreciation and amortization expense related to property and equipment was approximately $1.3 million, $4.4 million and $4.0 million in 2002, 2001 and 2000, respectively.

NOTE 10- Preferred Stock and Stockholders' Equity

a. Initial Public Offering

On February 2, 2000, the Company completed an initial public offering (the "IPO") of 7,475,000 shares of common stock, including 975,000 shares subject to the underwriter's over-allotment option, at $15.00 per share of common stock. The IPO resulted in aggregate net proceeds to the Company of approximately $102.6 million, net of underwriting discounts and expenses of the offering.

b. Stock Split

In October 1999, the Company announced that it would affect a reverse stock split converting three shares of common stock into two shares of common stock. On January 25, 2000, the Company effected the 2-for-3 reverse stock split. The effect of these stock splits is retroactively reflected in the financial statements and the accompanying notes to the financial statements.

c. Series A Preferred Stock Financing

On September 16, 1998, in a private placement transaction, the Company issued 2,000 shares of Series A preferred stock to William Apfelbaum at $1,000 per share, convertible into common stock at the conversion price per share of $1.20. The number of shares of common stock into which the Series A preferred stock converted was an aggregate of 1,666,666 shares. Mr. Apfelbaum, the Company's chairman, was issued a warrant to purchase up to 438,593 shares of the Company's common stock at a price per share of $1.71. The holder of the Series A preferred stock is entitled to registration rights regarding the shares of common stock issued or issuable upon conversion and upon exercise of the warrant. The holder of the outstanding shares of Series A preferred stock was entitled to receive, upon conversion of shares of Series A preferred stock into common stock, a dividend in cash accruing from September 16, 1998, at an annual rate of $40 per share of Series A preferred stock so converted.

d. Series B Preferred Stock Financing

Commencing on August 6, 1999, in a private placement transaction, the Company issued a total of 4,107,044 shares of Series B preferred stock at $2.35 per share convertible into common stock at a three-to-two ratio. The principal purchasers of the Series B preferred stock included DigaComm, L.L.C. and Keystone Venture V, L.P. DigaComm, L.L.C. also purchased a warrant to acquire up to 353,964 shares of common stock of the Company at a price per share of $5.30. This warrant was automatically exercised on a cashless basis into shares of common stock, with a fair value equivalent to the intrinsic value of the warrant, upon the closing of the IPO. The holders of the Series B preferred stock are entitled to registration rights regarding the shares of common stock issued or issuable upon conversion and upon exercise of the warrant. The holders of the outstanding shares of Series B preferred stock were entitled to receive, upon conversion of shares of Series B convertible preferred stock into common stock, a dividend in cash accruing from August 6, 1999, at an annual rate of $0.141 per share of Series B preferred stock so converted. The holders of Series B preferred stock collectively had the right to elect three members of the board of directors.

e. Series C Preferred Stock Financing

On September 22, 1999, in a private placement transaction, the Company issued 1,307,190 shares of Series C preferred stock to

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)


Development Ventures Inc. and Rare Medium Group, Inc. at $3.06 per share, convertible into common stock at a three-to-two ratio. The holders of the outstanding shares of Series C preferred stock were entitled to receive, upon conversion of the Series C preferred stock into common stock, a dividend in cash accruing from September 22, 1999, at an annual rate of $0.18 per share of Series C preferred stock so converted. Development Ventures Inc. also purchased a warrant to acquire up to 674,029 shares of common stock of the Company at a price per share of $4.59. Rare Medium Group, Inc. also purchased a warrant to acquire up to 600,000 shares of common stock of the Company at a price per share of $4.59. Both warrants were automatically exercised on a cashless basis into shares of common stock upon the closing of the IPO. The holders of Series C preferred had their shares of common stock issuable upon conversion of the Series C preferred stock, as well as the common stock issuable upon exercise of their warrants, registered on the same registration statement used in the IPO.

Upon the IPO of the Company's common stock, the Company converted all outstanding shares of Series A, B and C preferred stock into 5,276,156 shares of common stock. Additionally, the Series A, B and C preferred stockholders exercised their warrants to purchase shares of the Company's common stock.

f. Warrants

On June 7, 1999, the Company issued to The Roman Arch Fund L.P. and The Roman Arch Fund II, L.P. four warrants to purchase up to an aggregate of 333,333 shares of common stock, later adjusted to an aggregate of 150,000 shares of common stock as a result of the reverse stock split, at a strike price of $2.40 per share. These warrants may be exercised on a cashless basis and expire on the fifth anniversary of the IPO.

On August 13, 1999, the Company issued to William Apfelbaum a warrant to purchase up to 353,964 shares of common stock, at an exercise price of $5.30 per share. Mr. Apfelbaum exercised this warrant on a cashless basis at the effective date of the IPO and purchased 274,422 shares of common.

In connection with an advertising agreement, the Company issued a warrant to purchase 50,000 shares of common stock at an exercise price of $15.00 per share. This warrant was only exercisable from January 29, 2001 through February 5, 2001. The fair value of the warrant, which was reflected as a reduction of revenue in 2000, was estimated at $209,000 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0 percent; expected volatility of 65 %; risk-free interest rate of 6.12 %; and an expected life of one year. This warrant was not exercised and expired on February 5, 2001.

NOTE 11- Income Taxes

Deferred income taxes arise as a result of temporary differences in the methods used to determine income for financial reporting purposes versus income for tax reporting purposes. These differences result primarily from accruals, reserves and net operating losses carrying forward.

The provision (benefit) for income taxes consists of the following (in thousands):

                                         Years Ended December 31,
                                   -------------------------------------
                                      2002         2001         2000
                                   -----------  -----------  -----------
                                                (restated)    (restated)
Current
   Federal                           $      -     $     -      $     -
   State                                    -           2            2
                                   -----------  -----------  -----------
                                            -           2            2
Deferred                              (8,678)     (12,057)     (10,532)
                                   -----------  -----------  -----------
                                      (8,678)     (12,055)     (10,530)
Valuation allowance                    8,678       12,055       10,530
                                   -----------  -----------  -----------
                                     $      -     $     -      $     -
                                   ===========  ===========  ===========

Significant components of the Company's deferred tax assets (liabilities) at December 31, 2002 and 2001 are comprised primarily of net operating loss carry forwards and are summarized as follows (in thousands):

                                             2002         2001         2000
                                           ----------  -----------  -----------
                                                        (restated)   (restated)
    Net operating loss carryforward         $30,564      $ 21,582     $ 11,042
    Reserve for bad debts                     1,296           618        1,808
    Accrued expenses                          2,242         1,365          122
    Intangible assets                           286           133            -

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)


    Fixed assets                              (177)         (302)           124
    adMonitor sale                                -         1,314             -
    Rent Deposits                               21             64            21
    Zondigo                                       -           780           380
                                           ----------  -----------  -----------
    Gross deferred tax asset                 34,232        25,554        13,497
    Valuation allowance                     (34,232)      (25,554)      (13,497)
                                           ----------  -----------  -----------
    Deferred tax asset                     $      -     $       -     $       -
                                           ==========  ===========  ===========




At December 31, 2002 and 2001, the Company provided a valuation allowance for net deferred tax assets which management determined were "more likely than not" to be unrealizable. As a result, no deferred tax assets have been recorded by the Company.

Differences between the Company's effective income tax rate and the U.S. statutory rate were as follows:


                                                            Years Ended December 31,
                                                      -------------------------------------
                                                         2002         2001         2000
                                                      -----------  -----------  -----------
Tax at U.S. federal income tax rate                          34%          34%          34%
State taxes, net of federal income tax effect                 6%           6%           6%
Nondeductible goodwill and goodwill impairment              (9%)        (14%)         (4%)
charges
Other                                                         0%           0%           5%
Valuation allowance                                        (31%)        (26%)        (41%)
                                                      -----------  -----------  -----------
Income tax provision                                          0%           0%           0%
                                                      ===========  ===========  ===========

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforward in certain situations where changes occur in the stock ownership of a company. The Company's net operating loss carryforwards were limited due to the ownership change on the date of the Company's initial public offering, upon the acquisition of webMillion and upon the acquisition of DoubleClick Media. The Company has not determined if there are any additional IRC section 382 limitations of its net operating loss. The Company will make a determination if any limitations will apply prior to utilization. The Company had a net operating loss of carryforward of approximately $76 million with expiration dates between 2019 and 2023. Approximately $3.4 million of these net operating loss carryforwards relate to the exercise of employee stock options and any tax benefit derived from them, when realized will be accounted for as a credit to additional paid-in capital rather than a reduction to the income tax provision.

NOTE 12- Other Financial Information

The following table summarizes the components of Other income, net:

                                         Years Ended December 31,
                                --------------------------------------------
                                    2002            2001           2000
                                --------------  -------------  -------------
                                                 (restated)     (restated)

                                                (In Thousands)

Legal settlements                     $   206       $  1,095       $  1,000
Interest expense                         (14)          (116)          (209)
Gain on sale of equipment                   -            254              -
Other                                      15            892            981
                                --------------  -------------  -------------
                                      $   207       $  2,125       $  1,772
                                ==============  =============  =============

NOTE 13- Stock Options

During April 1999, the Company adopted an employee stock option plan (`the Plan") which, as amended, authorized the Board of Directors to grant up to an aggregate of 8,676,101 options to purchase common stock shares. These shares may be comprised of authorized but unissued shares or shares previously issued but reacquired by the Company. The price of these options will be not less than the fair market value of the shares, or greater than 110 percent of the fair market value of the shares, at the date of grant. This Plan will terminate ten years from the adoption date and may be amended by the Board of Directors and, under certain circumstances, only with stockholder approval.

Generally options granted under the plan vest in twelve months from the date of grant, and expire 10 years from the date of grant and terminate, to the extent vested, generally, at the end of the three-month period following the termination of employment.

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)


Employee transactions during the years ended December 31, 2002, 2001 and 2000 are summarized as follows:


                                                                     2002                    2001                   2000
                                                             ----------------------- ----------------------- ----------------------
                                                                          Weighted                Weighted               Weighted
                                                                           average                 average                average
                                                                          exercise                exercise               exercise
                                                                Shares      price       Shares      price      Shares      price
                                                             ----------------------- ----------------------- ----------------------
Outstanding at beginning of period                              3,374,461    $ 5.65     4,443,738    $ 6.45    2,151,387    $ 2.82
Granted                                                         2,425,000      0.73       980,530      3.00    3,477,903      7.84
Exercised                                                        (83,886)      1.23         (416)      3.53    (502,041)      1.06
Forfeited                                                     (2,616,328)      4.73   (2,049,391)      6.06    (683,511)      7.28
                                                             ----------------------- ----------------------- ----------------------
Outstanding at end of period                                    3,099,247    $ 2.50     3,374,461    $ 5.65    4,443,738    $ 6.45
                                                             ======================= ======================= ======================
Options exercisable at end of period                              719,735               1,618,847                833,287
Weighted average fair value of options granted during period      $   .47                $   2.36                $  6.64

The following table summarizes information about employee stock options outstanding at December 31, 2002:


                                       Options Outstanding                 Options Exercisable
                            ------------------------------------------  --------------------------
                                             Weighted
                                             average       Weighted                    Weighted
                                            remaining      average                      average
                               Number      contractual     exercise        Number      exercise
Range of Exercise Prices    Outstanding        life         price       Exercisable      price
--------------------------  -------------  ------------- -------------  ------------- ------------
     $  0.60 -    $  0.60      1,500,000            9.6      $   0.60              0
     $  1.00 -    $  1.50        532,333            8.8      $   1.22         31,958      $  1.37
     $  2.00 -    $  2.51        321,829            8.3      $   2.34        128,697      $  2.34
     $  3.50 -    $  4.94        460,697            6.8      $   4.41        374,365      $  4.37
     $  6.00 -    $  8.75         37,833            7.6      $   6.62         23,915      $  6.63
     $  9.13 -    $ 10.06        102,500            6.8      $   9.55         57,916      $  9.56
     $ 14.44 -    $ 21.06        144,055            6.9      $  15.08        102,884      $ 15.13
------------- ------------  -------------  ------------- -------------  ------------- ------------
     $  0.60 -    $ 21.06      3,099,247        8.7 yrs      $   2.50        719,735      $  5.90
============= ============  =============  ============= =============  ============= ============

The Company granted 1.5 million options to employees and directors on February 5, 2003 at an exercise price of $0.45.

On August 11, 1999, John Bohan, the Company's former Chief Executive Officer and President, granted options (the "1999 Bohan Options") to purchase an aggregate of 303,333 shares of the Company's common stock held by Mr. Bohan. Mr. Bohan granted such options to certain employees of the Company at an exercise price per share equal to $3.53, the then fair market value per share of the Company's common stock. On October 26, 2000, Mr. Bohan granted to options (the "2000 Bohan Options") to purchase an aggregate of 205,000 shares of the Company's common stock held by Mr. Bohan. Mr. Bohan granted such options to certain employees of the Company at an exercise price per share equal to $4.81, the then fair market value per share of the Company's common stock.

NOTE 14- Commitments and Contingencies

     a.   Legal Matters

The Company may become subject to legal proceeding from time to time in the normal course of business. The following is a summary of the outstanding actions.

                               General Litigation

On April 2, 2001, EMI Communications Corp. filed a lawsuit against the Company in the Queen's Bench (Brandon Centre), Manitoba, Canada. The suit alleges breach of contract by the Company. The Company believes this suit is without merit and intends to vigorously defend against these claims. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter.

On November 21, 2001, Frank Addante, the Company's former Chief Technology Officer, filed a Demand for Arbitration with the American Arbitration Association in Los Angeles, California. Mr. Addante claimed copyright infringement, breach of contract, fraud, conversion, securities fraud and breach of fiduciary duty. He sought an unspecified amount of damages, declaratory relief, injunctive

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)


relief and an accounting (to determine monetary damages). In November 2002, the Company settled this dispute with Mr. Addante. As part of the settlement and mutual release, the Company paid $250,000 to Mr. Addante.

On May 2, 2002, John Bohan, the Company's former Chief Executive Officer, filed an action against us in the Court of Chancery for the State of Delaware, seeking an order requiring the Company to advance his defense costs in connection with the Commission's investigation and the related civil litigation in accordance with his indemnification agreement with the Company and its charter documents. On June 6, 2002, the parties entered into a stipulation and order establishing a procedure for the advancement of expenses subject to an undertaking by Mr. Bohan to repay the Company if it is determined that indemnification is not warranted. During the calendar years 2002 and 2003, the Company paid legal and other professional fees and expenses of approximately $1.9 million, in the aggregate, on behalf of certain former officers and directors, including Mr. Bohan, pursuant to their indemnification agreements with the Company and the Company's charter documents. Mr. Bohan was initially subject to an undertaking with the Company pursuant to which he was obligated to repay all amounts advanced to him by the Company in the event it was determined that that indemnification was not warranted. In April 2003, the Company entered into an agreement, pursuant to which it agreed to terminate Mr. Bohan's obligations to the Company under this undertaking in exchange for a release from Mr. Bohan of all future indemnification obligations of the Company to Mr. Bohan under his indemnification agreement with the Company and its charter documents. The payment made under this agreement is included in the $1.9 million of costs described above.


On February 3, 2003, Anthony Hauser, a former founder of webMillion.com, Inc., filed against the Company, certain former officers and directors and William Apfelbaum, our Chairman of the Board of Directors, a Demand for Arbitration with the American Arbitration Association in Los Angeles, California. Mr. Hauser claims breach of contract, breach of fiduciary duty, misrepresentation, fraud and securities law violations arising out of the Company's acquisition of webMillion.com, Inc. He has asserted damages in the amount of $6.0 million. The Company believes this arbitration claim is without merit and intends to vigorously defend against these claims. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome in litigation could materially and adversely affect the Company's business, financial condition and results of operations.

                                SEC Investigation

On January 25, 2002, the Securities and Exchange Commission issued a formal order of investigation in connection with non-specified accounting matters, financial reports, public disclosures and trading activity in the Company's securities. In connection with this investigation, the Commission had requested that the Company provide it with certain documents and other information. The Company is continuing to fully cooperate with the Commission in its investigation. The Company has reached an agreement with the staff of the Commission to settle the Commission's investigation. Pursuant to the settlement, the Company consented to the entry by the Commission of an order relating to certain cash transactions that substantially offset one another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under GAAP. The Commission's findings in the order, which the Company will not admit or deny, include findings that it improperly recorded and reported revenue from certain barter transactions and misclassified certain research and development expenses in 2000 and 2001. The order requires the Company to cease and desist from further violations of sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act and Rules 12b-20, 13a-1 and 13a-13. The order does not require the Company to pay any fine or monetary damages. In addition, in January 2002, the Company was notified that the Nasdaq National Stock Market Listing Investigations requested certain documents and other information relating to certain transactions pursuant to Marketplace Rule 4330(c). On August 20, 2002, the Company's common stock was delisted from the Nasdaq National Stock Market as a result of its failure to timely file its quarterly report on Form 10-Q for the quarter ended June 30, 2002.

On February 1, 2002, the Company's Board of Directors authorized the Audit Committee of the Board of Directors to commence an independent internal investigation into the matters that prompted the Commission's investigation. The Audit Committee and the Company each engaged special counsel and forensic accounting firms to conduct a comprehensive examination of the Company's financial records. On May 6, 2002, the Company announced that the Audit Committee had concluded its internal investigation and determined that certain of its financial results for the year ended December 31, 2000 and the three quarters ended September 30, 2001 would be restated. As a result, the Company restated certain of the Company's financial results as reflected in (i) its annual report on From 10-K for the year ended December 31, 2001, which it filed with the Commission on May 16, 2002, (ii) its amended quarterly report on Form 10-Q for the quarter ended March 31, 2002, which it filed with the Commission on June 11, 2002, (iii) its amended quarterly report on Form 10-Q for the quarter ended September 30, 2000, which it filed with the Commission on June 11, 2002,
(iv) its amended quarterly report on Form 10-Q for the quarter ended March 31, 2001, which it filed with the Commission on June 11, 2002, (v) its amended quarterly report on Form 10-Q for the quarter ended June 30, 2001, which it filed with the Commission on June 11, 2002 and (vi) its amended quarterly report on Form 10-Q for the quarter ended September 30, 2001, which it filed with the Commission on June 11, 2002.

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)
                            Securities Class Actions


Beginning on March 21, 2002, following the announcement of the Commission investigation and the internal investigation by the Audit Committee of the Board of Directors, a number of securities class action complaints were filed against the Company and certain of the Company's former officers and directors in the United States District Court for the Central District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased the Company's common stock during the purported class period. The complaints generally allege that during 2000 and 2001 the Company, and the other named defendants, made false or misleading statements of material fact about the Company's financial statements, including its revenue, revenue recognition policies, business operations and prospects for the years 2000, 2001 and beyond. The complaints seek an unspecified amount of damages on behalf of persons who purchased the Company's common stock during the purported class period. On July 17, 2002, the securities class actions were consolidated in a single action for all purposes. On July 22, 2002, the court appointed John A. Levin & Co. as the lead plaintiff in the consolidated action. On September 20, 2002, the lead plaintiff filed its consolidated amended class action complaint. On March 18, 2003 the court granted the Company's motion to dismiss the consolidated class action lawsuit for failure to state a claim upon which any relief may be granted and the consolidated class action lawsuit was dismissed without prejudice. Because the class action lawsuit was dismissed without prejudice, plaintiffs have an opportunity to amend the complaint against the defendants. The Company has reached an agreement in principle with the lead plaintiff to settle the class action for approximately $5.0 million. Final terms of the settlement are still under negotiation and are subject to certain terms and conditions, including court approval. The $5.0 million settlement is included in "Accrued expenses and other current liabilities" at December 31, 2002. Included in "Prepaid expenses and other current assets" at December 31, 2002 is approximately $2.2 million relating to insurance proceeds that the Company received subsequent to December 31, 2002.

In July 2002, the Company was named as a defendant in a securities class action complaint initially filed against Homestore.com, Inc. in the United States District Court for the Central District of California. The complaint generally alleges that the Company knowingly participated in Homestore's scheme to defraud the investing public by entering into improper transactions with Homestore in the second and third quarters of 2001. The complaints seek an unspecified amount of damages on behalf of persons who purchased Homestore.com's common stock during the purported class period. In March 2003, the lawsuit was dismissed with prejudice with respect to the Company and it was not required to pay any damages. On April 14, 2003, the lead plaintiff in the case filed a motion for certification to gain the court's permission to pursue an interlocutory appeal of the court's dismissal of the claims against the Company. The Company intends to oppose the motion for certification of the interlocutory appeal.

                               Derivative Actions

Beginning on March 22, 2002, the Company has been named as a nominal defendant in at least two derivative actions, purportedly brought on the Company's behalf, filed in the Superior Court of the State of California for the County of Los Angeles. The derivative complaints allege that certain of the Company's current and former officers and directors breached their fiduciary duties to the Company, engaged in abuses of their control of the Company, wasted corporate assets, and grossly mismanaged the Company. The plaintiffs seek unspecified damages on the Company's behalf from each of the defendants. The Company has reached an agreement in principle, subject to certain conditions, including court approval, to settle these derivative actions for $775,000 in attorneys' fees and the Company's agreement to adopt certain corporate therapeutic actions. The Company has received insurance proceeds sufficient to satisfy the $775,000 to be paid by it in settlement of the derivative suits, accordingly, no provision has been made in the 2002 Consolidated Statement of Operations for this settlement. The $775,000 is included in both "Prepaid expenses and other current assets" and "Accrued expenses and other current liabilities" at December 31, 2002.

                                 Special Charges

The costs associated with of the Commission's investigation, the associated securities class action and derivative lawsuits, and the re-audits of the Company's financial statements by PricewaterhouseCoopers LLP have been included within Special Charges in the Consolidated Statement of Operations. These charges amounted to $9.9 million in 2002. The Company believes these costs will continue into 2003 and that, although the amounts cannot be reasonably estimated at this time, they may be material.


Included within Special charges are approximately $1.9 million of costs associated with the Company's indemnification of legal defense costs for certain of the Company's former officers and employees incurred by them in connection with the Commission's investigation and related civil litigation. The Company is subject to continuing indemnification obligations to certain individuals for such costs under indemnification agreements with such individuals and pursuant to the Company's charter documents. Each of these individuals has entered into an undertaking with the Company which requires such individual to repay the Company amounts advanced if it is determined that indemnification is not warranted. Due to the inherent uncertainties of litigation, the Company cannot estimate the ultimate amount of such costs and therefore no accrual has been provided in the accompanying financial statements for

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)


future costs associated with this indemnification. These costs, which will continue to be incurred in 2003, may have a material adverse effect on MaxWorldwide's financial condition and results of operations. In April 2003, however, the Company entered into an agreement, pursuant to which it agreed to terminate Mr. Bohan's obligations to it under the undertaking in exchange for a release from Mr. Bohan of all of the Company's future indemnification obligations to Mr. Bohan under his indemnification agreement with it and its charter documents. The payment made under this agreement is included in the $1.9 million of costs described above.


b.  Office Leases

The Company leases facilities under operating lease agreements that expire at various dates through 2007. The Company also subleases facilities under operating leases expiring at various dates through 2004. The future minimum leases payments and the sub rental income under these leases are as follows:

                                        ( in thousands)
                                    Operating     Sub Rental
                     Year             Leases        Income
              ----------------------------------- ------------
              2003                     $   1,086       $  228
              2004                           544           16
              2005                           223            -
              2006                           157            -
              2007 and thereafter            562            -
                                  ----------------------------
                                       $   2,572       $  244
                                  =============== ============

For the years ended December 31, 2002, 2001 and 2000 rent expense was approximately $1.0 million, $1.8 million and $1.1 million respectively.

The schedule of payments excludes payments associated with the Marina del Rey facility lease which was terminated in April 2003 for $1.2 million. (See Note 8)

c. Employment Agreements

The Company has employment agreements with certain officers that provide for payments to such officers in the event the Company terminates their employment without cause and under certain circumstances following a change in control.

d. Proforma earnings payment

In connection with the DoubleClick Media acquisition the Company agreed to pay DoubleClick $6.0 million if, during the three-year period subsequent to consummation of the transaction, the Company achieves proforma earnings for two of three consecutive quarters. Proforma earnings, as defined in the agreement, is earnings before interest, taxes, depreciation and amortization, excluding any one-time non-recurring items, restructuring charges (including facility relocation charges), transaction related costs, including costs incurred in connection with the acquisition or disposition of a business, whether consummated or not, and any asset impairment including the impairment of goodwill. The Company has not achieved proforma earnings for any quarter since the DoubleClick Media acquisition. This contingency was not assumed by ALC in the sale of MaxDirect and will not be assumed by Focus in the sale of MaxOnline. It is possible that payment of these contingent liabilities will have a material adverse effect on our financial position.


NOTE 15- Employee Benefit Plans

Starting in May 2000 the Company has made available to its eligible employees a 401(k) defined contribution plan (the "Plan"). Employees become eligible for the Plan once they attain age 21 and have performed two months of service. Eligible employees can contribute up to a maximum of 15% of their eligible compensation. The Company does not provide a matching contribution.

NOTE 16- Related Party Transactions

In November 2000, the Company issued approximately $1.5 million in notes receivable for loans to officers prior to their resignation from the Company. These notes bore interest at 5.0% per annum and mature at the occurrence of the fifth anniversary of the date of the note or upon demand by the Company. The notes were collateralized by a security interest in the officers' stock, as well as, all other personal property of the former officers.

On October 15, 2001, the Company forgave loans to two former officers and directors, totaling approximately $0.5 million. In

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)


addition, the Company paid a total of $0.7 million in 2001 to cover taxes incurred by such individuals with respect to the forgiveness of the debt. The total of $1.2 million was expensed in the 2001 Consolidated Statement of Operations. The two individuals paid to the Company approximately $0.5 million in partial repayment of such loans during December 2001 and an additional amount equal to approximately $0.3 million in February 2002. In 2002 the Company forgave $0.1 million of the loans and established an additional provision for the remaining $0.1 million outstanding balance. As a result of the loan forgiveness and payment of taxes a loss of approximately $0.2 million and $1.2 million is included on the Statement of Operations in the general and administrative expense for the years ended December 31, 2002 and 2001, respectively.

As discussed more fully in Note 4, on July 10, 2002, the Company acquired DoubleClick's North American media business. In exchange for the assets of the media business, the Company issued Double Click 4.8 million shares of MaxWorldwide common stock and paid $5.0 million in cash. Subsequent to the purchase of DoubleClick's North American media business, the Company recognized approximately $2.3 million in expenses, included in cost of revenue, during the year ended December 31, 2002 relating to services provided by DoubleClick.

During 2001, the Company sold certain computer equipment with a net book value of approximately $1.0 million to employees. This transaction resulted in a loss of approximately $0.9 million, which is included in "Other impairment charges."

In March 2002, the Company entered into a consulting agreement with Peter Sealy, a director to provide various business consulting services. The agreement provides for a consulting fee of $16,000 per month. The agreement was terminated in October 2002.

Effective October 2002 the Company entered into a consulting agreement with Mr. Apfelbaum, Chairman of the Board of Directors. The two-year agreement provides for monthly payments of $33,333. In the event that the agreement is terminated without cause or following a change of control the Company is obligated to pay to the consultant an amount equal to the greater of the remaining outstanding obligations for the term of the agreement or $0.4 million.

On August 13, 2002, MaxWorldwide repurchased 5,293,639 shares of its common stock from Mr. Bohan, the Company's former Chief Executive Officer and a former director. The shares were purchased for $0.50 per share at a discount from the then current market closing price. The Company also agreed to purchase up to 303,333 additional shares at $0.50 from Mr. Bohan. These shares are recorded as treasury stock in the accompanying consolidated balance sheets.

NOTE 17- Segments

The Company is organized in two segments: MaxOnline and MaxDirect based on types of services provided. MaxOnline is an Internet-based provider of marketing solutions for advertisers and Web Publishers, which provides fully outsourced, advertising sales, delivery and related services. MaxDirect was a provider of list marketing services to publishing, catalog, e-commerce and other marketing companies. On February 10, 2003 the Company consummated the sale of substantially all of the assets of MaxDirect (See Note 19).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Gross billings, revenue and gross profit by segment are as follows (in thousands):


                             Year ended December 31, 2002        Year ended December 31, 2001        Year ended December 31, 2000
                          ----------------------------------- ----------------------------------- ----------------------------------
                           MaxOnline   MaxDirect    Total     MaxOnline   MaxDirect     Total      MaxOnline  MaxDirect     Total
                           ---------   ---------    -----     ---------   ---------     -----      ---------  ---------     -----
Gross billings               $ 26,026    $ 22,701   $ 48,727    $ 28,284    $ 16,589    $ 44,873     $ 47,745     $    -    $ 47,745
Net contract commissions        7,483      18,432     25,915       4,432      13,894      18,326        2,643          -       2,643
                          ----------------------------------- ----------------------------------- ----------------------------------
GAAP revenue                 $ 18,543    $  4,269   $ 22,812    $ 23,852    $  2,695    $ 26,547     $ 45,102     $    -    $ 45,102
                          =================================== =================================== ==================================
Cost of revenue              $ 11,762    $      -   $ 11,762    $ 23,025    $      -    $ 23,025     $ 41,403     $    -    $ 41,403
                          =================================== =================================== ==================================
Gross profit                 $  6,781    $  4,269   $ 11,050    $    827    $  2,695    $  3,522     $  3,699     $    -    $  3,699
                          =================================== =================================== ==================================

Gross billings represent the full amount due from marketers for the sale of web publisher ad inventory, as well as the full amount due from marketers for the rental of MaxDirect lists that the Company represents. Management believes gross billings is a relevant and useful measure of financial performance. Management uses this non-GAAP measure in analyzing the operating performance of the business, as it is more indicative of the effectiveness of our sales force and the trends in our business. The Company calculates its liabilities to suppliers and salesmen based on gross billings. The Company is responsible for paying its ad serving and mailing vendors based on all advertising delivered for its customers, irrespective of whether it shares risk of collection with websites and list owners. The Company uses gross billings in discussions with its management team surrounding future performance and as a gauge for making financial decisions and allocating resources. Market share for its industry is based, the Company believes, upon total

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)


advertising billings irrespective of a company's third party relationship with those suppliers. Gross billings enable the Company to measure its position in the advertising market. The Company therefore believes it is important to analyze this non-GAAP financial information along with GAAP revenue in discussing its financial performance. Nevertheless, the Company believes that gross billings should be considered in addition to, not as a substitute for or superior to, GAAP revenue

NOTE 18- Quarterly Financial Data (Unaudited)

Provided below is the unaudited quarterly financial data for 2002 and 2001. The unaudited quarterly results of operations for each of the quarters in the year ended December 31, 2001 as well as for the quarter ended March 31, 2002 have been restated for the matters identified in Note 3.


                                                                                    (in thousands, except share amounts)
                                                                                        Three Months Ended
                                                                 ------------------------------------------------------------------
                                                                                                June 30,     Sept 30,    Dec 31,
                                                                        March 31, 2002            2002         2002        2002
                                                                 ----------------------------- -----------  ----------- -----------
                                                                 As Previously
                                                                   Reported       Restated
                                                                 -----------------------------

Statement of Operations Data
Revenue:
          Service fee-based revenue                                 $    1,657      $   1,455     $ 1,440      $ 5,861     $ 6,023
          Commission-based revenue                                       1,958          2,050       1,949        1,969       2,065
                                                                 -------------- -------------- -----------  ----------- -----------
Total revenue                                                            3,615          3,505       3,389        7,830       8,088

Cost of revenue                                                          1,186          1,581       1,613        4,309       4,259
                                                                 -------------- -------------- -----------  ----------- -----------

Gross profit                                                             2,429          1,924       1,776        3,521       3,829
                                                                 -------------- -------------- -----------  ----------- -----------

Operating expenses:
          Sales and marketing                                            3,116          2,804       1,957        2,720       2,285
          General and administrative                                     6,524          3,290       4,287        5,810       4,897
           Special charges                                                   -          3,117       5,384        1,242         150
          Impairment of goodwill and other intangible assets                 -              -           -            -       4,398
          Other impairment charges                                           -              -       1,435          480           -
         (Gain) loss on sale of adMonitor                                    -          (668)     (1,636)      (1,201)       (750)
                                                                  -------------- -------------- -----------  ----------- -----------
          Total operating expenses                                       9,640          8,543      11,427        9,051      10,980

                                                                  -------------- -------------- -----------  ----------- -----------
Operating loss                                                         (7,211)        (6,619)     (9,651)      (5,530)     (7,151)

Other income (expense) net                                                  10             10         (5)          (2)         204
Investment impairment                                                                       -           -            -           -
Gain (loss) on sale of equipment                                             -
Interest income                                                            282            286         179          156         119
                                                                  -------------- -------------- -----------  ----------- -----------
Loss before provision for income taxes                                 (6,919)        (6,323)     (9,477)      (5,376)     (6,828)
Provision for income taxes                                                   -              -           -            -           -

                                                                  -------------- -------------- -----------  ----------- -----------
Net loss                                                            $  (6,919)     $  (6,323)   $ (9,477)    $ (5,376)   $ (6,828)
                                                                  ============== ============== ===========  =========== ===========
Cumulative dividends on participating preferred stock                        -              -           -            -           -

                                                                 -------------- -------------- -----------  ----------- -----------
Net loss attributable to common stockholders                        $  (6,919)     $  (6,323)   $ (9,477)    $ (5,376)   $ (6,828)

Basic and diluted net loss per share                                $   (0.28)     $   (0.25)    $ (0.38)     $ (0.20)    $ (0.28)
                                                                 ============== ============== ===========  =========== ===========
Weighted average number of common shares outstanding used
in basic and diluted net loss per share                                 24,991         24,991      24,997       26,513      24,503
                                                                 ============== ============== ===========  =========== ===========

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)


                                                                  (in thousands, except per share amounts)
                                                                           For the three months Ended
                                             ---------------------------------------------------------------------------------------
                                                    March 31,2001          June 30,2001          Sept 30,2001          Dec 31,2001
                                             ---------------------------------------------------------------------------------------
                                                 As                    As                   As                    As
                                             Previously            Previously            Previously            Previously
                                              Reported  Restated    Reported  Restated   Reported   Restated   Reported   Restated
                                             --------------------- --------------------- --------------------- ---------------------

Revenue:
          Service fee-based revenue              $6,497    $6,268      $6,179    $5,923     $6,413     $4,753     $1,444     $2,198
          Commission-based revenue                  591       602       1,335     1,281      1,155      2,231      4,032      3,291
                                             --------------------- --------------------- --------------------- ---------------------
Total revenue
                                                  7,088     6,870       7,514     7,204      7,568      6,984      5,476      5,489

          Cost of revenue                         4,415     7,150       3,573     5,603      3,133      6,084      2,144      4,188
                                             --------------------- --------------------- --------------------- ---------------------

Gross profit                                      2,673     (280)       3,941     1,601      4,435        900      3,332      1,301
                                             --------------------- --------------------- --------------------- ---------------------

Operating expenses:
          Sales and marketing                     4,381     4,926       3,696     4,285      4,122      3,392      3,068      3,133
          Product development                         -       667           -       656          -        626          -        373
          Research and development                3,664         -       3,534         -      4,162          -      2,714          -
          General and administrative              3,476     4,627       3,168     4,638      3,515      4,564      7,319      6,034
          Impairment of goodwill and other
          intangible assets                           -         -           -         -          -          -          -     10,921
          Other impairment charges                    -         -           -         -      2,117      1,507     25,906      1,764
         (Gain) loss on sale of adMonitor             -         -           -         -          -          -          -      3,068
                                             ------------------------------------------- --------------------- ---------------------
Total operating expenses                         11,521    10,220      10,398     9,579     13,916     10,089     39,007     25,293

                                             --------------------- --------------------- --------------------- ---------------------
Operating loss                                  (8,848)  (10,500)     (6,457)   (7,978)    (9,481)    (9,189)   (35,675)   (23,992)

Other income (expense) net                          191       186         509       764        117        770      4,088        405
Investment impairment                                 -         -           -         -          -    (1,000)          -          -
Gain (loss) on sale of equipment                      -         -           -         -          -          -          -          -
Interest income                                     989       989         727       727        533        533        672        672
                                             --------------------- --------------------- --------------------- ---------------------
Loss before provision for income taxes          (7,668)   (9,325)     (5,221)   (6,487)    (8,831)    (8,886)   (30,915)   (22,915)
Provision for income taxes                                      -           -         -          -          -          2          2
                                             --------------------- --------------------- --------------------- ---------------------
Net loss                                       ($7,668)  ($9,325)    ($5,221)  ($6,487)   ($8,831)   ($8,886)  ($30,917)  ($22,917)
                                             ===================== ===================== ===================== =====================
Cumulative dividends on participating
preferred stock                                       -         -           -         -          -          -          -          -

                                             --------------------- --------------------- --------------------- ---------------------
Net loss attributable to common
stockholders                                   ($7,668)  ($9,325)    ($5,221)  ($6,487)   ($8,831)   ($8,886)  ($30,917)  ($22,917)

Basic and diluted net loss per share            ($0.32)   ($0.39)     ($0.21)   ($0.27)    ($0.35)    ($0.36)    ($1.24)    ($0.92)
                                             ===================== ===================== ===================== =====================

Weighted average number of common shares
outstanding used in basic and diluted net
loss per share                                   23,999    23,999      24,471    24,471     24,913     24,913     24,913     24,913
                                             ===================== ===================== ===================== =====================

NOTE 19- Subsequent Events

On February 10, 2003, the Company consummated the sale of substantially all of the assets of MaxDirect to a wholly-owned subsidiary of American List Counsel, Inc., a New Jersey corporation ("ALC"). The transaction did not include any of the Company's assets relating to its online business, including e-mail list management, e-mail brokerage and all other online services. As consideration for MaxDirect, ALC paid $2.0 million in cash and assumed certain liabilities, on the closing of the transaction (the "Closing"), and agreed to pay, monthly, 92.5% of the acquired accounts receivable from MaxDirect collected by ALC during the first six months following the Closing and 46.25% of the acquired accounts receivable from the MaxDirect collected by ALC during the second six months following the Closing, in each case net of any accounts payable associated with such accounts receivable. In addition, ALC agreed to pay $500,000 in cash if revenue generated by MaxDirect during the one year period following the Closing is at least $2.5 million and an additional $1.0 million in cash if revenue generated by MaxDirect during the one year period following the Closing are at least $3.5 million. ALC also agreed to pay MaxWorldwide $0.50 for each dollar of revenue above $3.5 million generated by MaxDirect during the one year period following the Closing.

On March 12, 2003, the Company entered into an agreement with Focus Interactive, Inc., formerly Bulldog Holdings, Inc. ("Focus") and certain of its affiliates to sell substantially all of the Company's assets related to its MaxOnline division (the "MaxOnline Sale"). A copy of the Agreement and Plan of Merger, dated March 12, 2003 was filed with the Commission as Exhibit 2.1 to the Company's Form 8-K filed with the Commission on March 14, 2003. Pursuant to the merger agreement, Focus would pay the Company $3.0

                       MAXWORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)


million upon closing of the MaxOnline sale, an additional $2.0 million within one year following the closing or at the election of Focus, six months thereafter, and up to an additional $1.0 million based upon the achievement of certain revenue milestones. In addition, Focus would pay the Company 70% of the accounts receivable transferred to Focus under the merger agreement and collected by it during the eight month period beginning 120 days following the effective time of the merger (net of certain expenses and accounts payable associated with such accounts receivable). Focus also agreed to reimburse the Company, within one year after the effective time of the merger, the amount of any positive working capital in the MaxOnline business it acquires as a result of the merger. The MaxOnline Sale is subject to approval by holders of a majority of the Company's outstanding shares of common stock and other customary conditions, including without limitation, the Company's receipt of an opinion from its financial advisor that the MaxOnline Sale is fair, from a financial point of view, to the holders of the Company's common stock. Assuming all the conditions are satisfied or are otherwise waived by the Company and/or Focus, the Company expects the MaxOnline Sale to close on or about June 30, 2003. If the MaxOnline Sale is consummated, the Company currently intends to adopt a plan of liquidation and dissolution pursuant to which we would liquidate the Company and dissolve the corporation. Accordingly the Company will not plan to operate any businesses following the sale of MaxOnline. The Company will significantly curtail administrative expenses, discharge our outstanding liabilities and initiate the orderly distribution of our remaining assets to our shareholders. The Company's financial statements have not been adjusted to reflect the impact of the potential liquidation of the Company. If the MaxOnline Sale is not consummated, the Company intends to operate our business in the ordinary course.

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)


                                                          Balance      Additions                                            Balance
                                                             at       Charged to                                               at
                                                        Beginning of   Costs and       Other                                 End of
Description                                                Period       Expenses    Adjustments    Acquired   Deductions     Period
-----------                                             ----------- ------------  ------------- ----------- ------------ -----------
For the year ended December 31, 2002
------------------------------------
 Allowances deducted from accounts receivable:
 Allowance for doubtful accounts                          $  3,246     $  1,890       $   (81)     $ 4,245     $  (418)     $ 8,882
 Allowance for advertising credits                               -          530              -           -            -         530
                                                        ----------- ------------  ------------- ----------- ------------ -----------
                         Total                            $  3,246     $  2,420       $   (81)     $ 4,245     $  (418)     $ 9,412
                                                        =========== ============  ============= =========== ============ ===========

 Reserves deducted from liabilities:
 Reserve against due to websites and due to list owners   $  1,627      $   447       $      -     $     -     $  (219)     $ 1,855
                                                        =========== ============  ============= =========== ============ ===========


For the year ended December 31, 2001 (restated)
-----------------------------------------------
 Allowances deducted from accounts receivable:
 Allowance for doubtful accounts                          $  4,136     $  6,169       $    433     $   676     $ (8,168)    $ 3,246
                                                        =========== ============  ============= =========== ============ ===========

 Reserves deducted from liabilities:
 Reserve against due to websites and due to list owners   $    430     $  1,087       $      -     $   603     $  (493)     $ 1,627
                                                        =========== ============  ============= =========== ============ ===========


For the year ended December 31, 2000 (restated)
-----------------------------------------------
 Allowances deducted from accounts receivable:
 Allowance for doubtful accounts                          $  1,038     $  6,830       $    443     $     -     $ (4,175)     $ 4,136
                                                        =========== ============  ============= =========== ============ ===========

 Reserves deducted from liabilities:
 Reserve against due to websites and due to list owners   $    265     $    165       $      -     $     -     $       -    $  430
                                                        =========== ============  ============= =========== ============ ===========

Notes
-----
Other Adjustments are made up mainly of collection recoveries

"Acquired" represents amounts assumed in purchase business combinations

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 28, 2002, we dismissed Arthur Andersen, LLP as our independent accountant. Arthur Andersen's report on our financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2001 and 2000 and the interim period between December 31, 2001 and June 28, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its report. The dismissal of Arthur Andersen LLP as our independent accountant was recommended and approved by both the Audit Committee of the Board of Directors and the full Board of Directors. On July 9, 2002, we appointed PricewaterhouseCoopers LLP as our new independent accountant.

Previously reported on the Company's Form 8-K filed with the Commission on July 1, 2002.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the information in our proxy statement that we intend to file with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement that we intend to file with the Commission

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the information in our proxy statement that we intend to file with the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the information in our proxy statement that we intend to file with the Commission.

                                     PART IV

ITEM 14.  CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures.

     Within 90 days of the filing date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of the evaluation date its disclosure controls and procedures were effective in alerting the Company to material information relating to the Company required to be included in this report.

     In connection with its audit of the Company's consolidated financial statements as of and for the year ended December 31, 2002, PricewaterhouseCoopers LLP advised the Company's management and its Audit Committee that it had identified a deficiency, which was designated a "reportable condition" but not a "material weakness." The reportable condition indicated that there was inadequate independent review of accounting activity performed on amounts appearing in the Company's consolidated financial statements. The Company believes this resulted from the extent of the effort to restate the prior year financial statements which required management and other finance department resources to devote significant attention to this task while at the same time completing the current year accounts.

     (b)  Changes in Internal Controls.

     There have been no significant changes in the Company's internal controls or in other factors that could significant affect these controls subsequent to the date of the evaluation referenced in paragraph (a) of this Item 14.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed As Part of This Report:

         (1) Index to Financial Statements. The following financial statements of MaxWorldwide, Inc. are included in Part II, Item 8 of this Report:


MaxWorldwide, Inc. and Subsidiaries                                                                                             Page

Report of Independent Accountants ..........................................................................................      36

Consolidated Balance Sheets as of December 31, 2002 and 2001 (restated).....................................................      37

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 (restated) and 2000 (restated).............     38

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 (restated) and 2000 (restated)............      39

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 (restated) and 2000 (restated)..      40

Notes to Consolidated Financial Statements .................................................................................   41-65

         (2) Financial Statement Schedules. The following financial statement schedule of MaxWorldwide, Inc. is included in Item 15(d):

Schedule II - Valuation and Qualifying Accounts and Reserves.

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

         (3) Exhibits. The exhibits filed with this report are listed in the
Exhibit Index, which is filed under Item 15(c) of this report.

(b) Reports on Form 8-K.

None.


(c) Exhibits.

                                  EXHIBIT INDEX


Exhibit
Number            Description
------            -----------

2.1 Agreement of Merger dated September 15, 1999 (previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)
2.2 Agreement and Plan of Merger dated July 7, 2000, as amended on July 24, 2000 ("webMillion Agreement"), among L90, WM Acquisition Corp., webMillion.com, Inc., Anthony Hauser and Kenneth Adcock (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on July 28, 2000, which is incorporated herein by reference)
2.3 Asset Purchase Agreement dated May 14, 2001 ("Novus List Marketing Agreement") among Novus List Marketing, LLC, Henry A. Cousineau, III and L90, Inc.
2.4* Asset Purchase Agreement dated October 2, 2001 ("adMonitor Agreement") between Registrant and DoubleClick, Inc. (previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 14, 2001, which is incorporated herein by reference)
2.5 Agreement and Plan of Merger dated January 2, 2002 by and among the Registrant, eUniverse, Inc. and L90 Acquisition Corporation (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on January 3, 2002, which is incorporated herein by reference)
2.6 Agreement and Plan of Merger dated as of June 29, 2002 ("DoubleClick Media Agreement") by and among MaxWorldwide, L90, DoubleClick, DoubleClick Media Inc., Picasso Media Acquisition, Inc. and Lion Merger Sub, Inc. (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on July 1, 2002, which is incorporated herein by reference)
2.7* Asset Purchase Agreement dated February 10, 2003 ("ALC Agreement") among L90, American List Counsel, Inc. and Data Marketing New England, Inc. (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on February 10, 2003, which is incorporated herein by reference)
2.8* Agreement and Plan of Merger dated March 12, 2003 ("Focus Agreement") by and among Bulldog Holdings, Inc., The Excite Network, Inc., Millie Acquisition Sub, LLC, MaxWorldwide, L90 and Picasso Media Acquisition, Inc. (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on March 12, 2003, which is incorporated herein by reference)
2.9 Plan of Liquidation and Dissolution adopted by the Registrant's Board of Directors in April 2003.
2.10 Amendment to Agreement and Plan of Merger, dated May 5, 2003, among Focus Interactive, Inc. (formerly Bulldog Holdings, Inc.), The Excite Network, Inc., Millie Acquisition Sub, LLC, MaxWorldwide, Inc., L90, Inc., and Picasso Media Acquisition, Inc.
3.1 Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)
3.2 Amended and Restated Bylaws (previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)
4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of common stock of the Registrant.
4.2 Stock Purchase and Stockholders Agreement dated September 14, 1998 (previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)
4.3 Registration Agreement dated August 6, 1999 (as amended) (previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)
4.4 Series C Registration Agreement dated September 22, 1999 (previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)
4.5 Registration Rights Agreement dated July 24, 2000 (previously filed as an exhibit to the Registrant's S-3 Registration Statement filed with the Commission on May 22, 2001, which is incorporated herein by reference)
4.6 Registration Agreement dated May 14, 2001 (previously filed as an exhibit to the Registrant's S-3 Registration Statement filed with the Commission on October 17, 2001, which is incorporated herein by reference)
4.7 Warrant No. PP-99-1 dated June 7, 1999 issued to The Roman Arch Fund L.P. ("Roman Arch PP Warrant") (previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)
4.8 Warrant No. PP-99-2 dated June 7, 1999 issued to The Roman Arch Fund II L.P. ("Roman Arch II PP Warrant") (previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)
4.9 Warrant No. IPO-99-1 dated June 7, 1999 issued to The Roman Arch Fund L.P. ("Roman Arch IPO Warrant") (previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)
4.10 Warrant No. IPO-99-2 dated June 7, 1999 issued to The Roman Arch Fund II L.P. ("Roman Arch II IPO Warrant") (previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)
4.11 Warrant No. W-WM1 dated July 24, 2000 issued to Jeffrey D. Wile ("Wile Warrant")
4.12     Warrant No. W-WM2 dated July 24, 2000 issued to David Hou ("Hou
         Warrant")
4.13 Warrant No. W-WM3 dated July 24, 2000 issued to Prime Ventures ("Prime Ventures Warrant")
4.14 Registration Rights Agreement dated July 10, 2002 between Registrant and DoubleClick Inc.
9.1 Stockholders Agreement dated July 10, 2002, as amended by that certain Amendment No. 1 dated April 4, 2003, between William Apfelbaum and DoubleClick Inc.

10.1 1999 Stock Incentive Plan (previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)
10.2 Form of Incentive Stock Option Agreement (previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)
10.3 Form of Non-Statutory Stock Option Agreement (previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)
10.4     Roman Arch PP Warrant (Exhibit 4.7)
10.5     Roman Arch II PP Warrant (Exhibit 4.8)
10.6     Roman Arch IPO Warrant (Exhibit 4.9)
10.7     Roman Arch II IPO Warrant (Exhibit 4.10)
10.8     Wile Warrant (Exhibit 4.11)
10.9     Hou Warrant (Exhibit 4.12)
10.10    Prime Ventures Warrant (Exhibit 4.13)
10.11 Form of Indemnification Agreement entered into between the Registrant and each of directors and executive officers (previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)
10.12 Employment Agreement entered into between the Registrant and Mitchell Cannold (previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on May 16, 2002, which is incorporated herein by reference)
10.13 Employment Agreement entered into between the Registrant and William H. Mitchell
10.14    Employment Agreement entered into between the Registrant and William H.
         Wise
10.15    Severance Agreement entered into between the Registrant and Keith
         Kaplan
10.16    Severance Agreement entered into between the Registrant and Peter Huie
10.17 Employment Agreement entered into between the Registrant and the Registrant's former President and Chief Executive Officer, John Bohan (previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)
10.18 Letter Agreement dated October 31, 2001 by and between Registrant and the Registrant's former Chief Technology Officer, Kenneth Johnson (previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on May 16, 2002, which is incorporated herein by reference)
10.19 Consulting Agreement entered into between the Registrant and William Apfelbaum
10.20 Consulting Agreement entered into between the Registrant and the Los Altos Group, Inc. (previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on May 16, 2002, which is incorporated herein by reference)
10.21    webMillion Agreement (Exhibit 2.2)
10.22    Novus List Marketing Agreement (Exhibit 2.3)
10.23    adMonitor Agreement (Exhibit 2.4)
10.24    eUniverse Agreement (Exhibit 2.5)
10.25    DoubleClick Media Agreement (Exhibit 2.6)
10.26    ALC Agreement (Exhibit 2.7)
10.27    Focus Agreement (Exhibit 2.8)
10.28* DoubleClick Master Services Agreement dated October 2, 2001, as amended on July 10, 2002, between Registrant and DoubleClick, Inc. (previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 14, 2001, which is incorporated herein by reference)
10.29* Dart Service Attachment for Publishers dated October 2, 2001, as amended on July 10, 2002, between Registrant and DoubleClick, Inc. (previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 14, 2001, which is incorporated herein by reference)
10.30 Office Lease dated October 25, 2000 between Registrant and Spieker Properties, L.P. (previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)
10.31 Lease Termination Agreement dated April 7, 2003 between Registrant and CA-Marina Business Center Limited Partnership Agreement of Lease dated April 13, 1999 between Registrant and New Green 50W23 Realty LLC
10.32 Sub-Sublease Agreement dated February 28, 2000 between Registrant and Cravens & Company, Inc. (previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)
10.33 Agreement of Lease dated April 13, 1999 between Registrant and New Green 50W23 Realty LLC (previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)
16.1 Letter by Arthur Andersen LLP, the Registrant's former independent accountant regarding its dismissal as the Registrant's principal accountant (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on July 1, 2002, which is incorporated herein by reference)
21.1              Subsidiaries

23.1     Consent of PricewaterhouseCoopers LLP

99.1** Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission.

**Pursuant to Commission Release No. 33-8212, this certification will be treated as 'accompanying' this Annual Report on Form 10-K and not 'filed' as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the 'Exchange Act'), or otherwise subject to the liability of
Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXWORLDWIDE, INC., a Delaware corporation


By:    /s/  Mitchell Cannold
    --------------------------------------------------
         Mitchell Cannold
         President and Chief Executive Officer

Date:  May 8, 2003


KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mitchell Cannold, William H. Mitchell, Peter M. Huie and Hyunjin Lerner, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                Capacity                                            Date
----                                --------                                            ----


  /s/ Mitchell Cannold              Director, President and                             May 8, 2003
---------------------------------   Chief Executive Officer
Mitchell Cannold                    (Principal Executive Officer)


  /s/ William H. Mitchell           Chief Financial Officer                             May 8, 2003
---------------------------------

William H. Mitchell                 (Principal Financial Officer)

  /s/ Hyunjin Lerner                Vice President, Finance                             May 8, 2003
---------------------------------

Hyunjin Lerner                      (Principal Accounting Officer)

  /s/ William M. Apfelbaum          Chairman of the Board of Directors                  May 8, 2003
---------------------------------
William M. Apfelbaum

  /s/ Richard Costello              Director                                            May 8, 2003
---------------------------------

Richard Costello

  /s/ Geoffry Handler               Director                                            May 8, 2003
---------------------------------

Geoffry Handler

  /s/ G. Bruce Redditt              Director                                            May 8, 2003
---------------------------------

G. Bruce Redditt

  /s/ Peter Sealey                  Director                                            May 8, 2003
---------------------------------

Peter Sealey

                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Mitchell Cannold, certify that:

1.       I have reviewed this annual report on Form 10-K of MaxWorldwide, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 8, 2003


  /s/ Mitchell Cannold
--------------------------------------------
Mitchell Cannold
President and Chief Executive Officer

                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, William H. Mitchell, certify that:

1.       I have reviewed this annual report on Form 10-K of MaxWorldwide, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 8, 2003


  /s/ William H. Mitchell
---------------------------------
William H. Mitchell
Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number            Description
------            -----------

2.1 Agreement of Merger dated September 15, 1999 (previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)
2.2 Agreement and Plan of Merger dated July 7, 2000, as amended on July 24, 2000 ("webMillion Agreement"), among L90, WM Acquisition Corp., webMillion.com, Inc., Anthony Hauser and Kenneth Adcock (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on July 28, 2000, which is incorporated herein by reference)
2.3 Asset Purchase Agreement dated May 14, 2001 ("Novus List Marketing Agreement") among Novus List Marketing, LLC, Henry A. Cousineau, III and L90, Inc.
2.4* Asset Purchase Agreement dated October 2, 2001 ("adMonitor Agreement") between Registrant and DoubleClick, Inc. (previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 14, 2001, which is incorporated herein by reference)
2.5 Agreement and Plan of Merger dated January 2, 2002 by and among the Registrant, eUniverse, Inc. and L90 Acquisition Corporation (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on January 3, 2002, which is incorporated herein by reference)
2.6 Agreement and Plan of Merger dated as of June 29, 2002 ("DoubleClick Media Agreement") by and among MaxWorldwide, L90, DoubleClick, DoubleClick Media Inc., Picasso Media Acquisition, Inc. and Lion Merger Sub, Inc. (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on July 1, 2002, which is incorporated herein by reference)
2.7* Asset Purchase Agreement dated February 10, 2003 ("ALC Agreement") among L90, American List Counsel, Inc. and Data Marketing New England, Inc. (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on February 10, 2003, which is incorporated herein by reference)
2.8* Agreement and Plan of Merger dated March 12, 2003 ("Focus Agreement") by and among Bulldog Holdings, Inc., The Excite Network, Inc., Millie Acquisition Sub, LLC, MaxWorldwide, L90 and Picasso Media Acquisition, Inc. (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on March 12, 2003, which is incorporated herein by reference)
2.9 Plan of Liquidation and Dissolution adopted by the Registrant's Board of Directors in April 2003.
2.10 Amendment to Agreement and Plan of Merger, dated May 5, 2003, among Focus Interactive, Inc. (formerly Bulldog Holdings, Inc.), The Excite Network, Inc., Millie Acquisition Sub, LLC, MaxWorldwide, Inc., L90, Inc., and Picasso Media Acquisition, Inc.
3.1 Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)
3.2 Amended and Restated Bylaws (previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)
4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of common stock of the Registrant.
4.2 Stock Purchase and Stockholders Agreement dated September 14, 1998 (previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)
4.3 Registration Agreement dated August 6, 1999 (as amended) (previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)
4.4 Series C Registration Agreement dated September 22, 1999 (previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)
4.5 Registration Rights Agreement dated July 24, 2000 (previously filed as an exhibit to the Registrant's S-3 Registration Statement filed with the Commission on May 22, 2001, which is incorporated herein by reference)
4.6 Registration Agreement dated May 14, 2001 (previously filed as an exhibit to the Registrant's S-3 Registration Statement filed with the Commission on October 17, 2001, which is incorporated herein by reference)
4.7 Warrant No. PP-99-1 dated June 7, 1999 issued to The Roman Arch Fund L.P. ("Roman Arch PP Warrant") (previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)
4.8 Warrant No. PP-99-2 dated June 7, 1999 issued to The Roman Arch Fund II L.P. ("Roman Arch II PP Warrant") (previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)
4.9 Warrant No. IPO-99-1 dated June 7, 1999 issued to The Roman Arch Fund L.P. ("Roman Arch IPO Warrant") (previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)
4.10 Warrant No. IPO-99-2 dated June 7, 1999 issued to The Roman Arch Fund II L.P. ("Roman Arch II IPO Warrant") (previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)
4.11 Warrant No. W-WM1 dated July 24, 2000 issued to Jeffrey D. Wile ("Wile Warrant")
4.12     Warrant No. W-WM2 dated July 24, 2000 issued to David Hou ("Hou
         Warrant")
4.13 Warrant No. W-WM3 dated July 24, 2000 issued to Prime Ventures ("Prime Ventures Warrant")
4.14 Registration Rights Agreement dated July 10, 2002 between Registrant and DoubleClick Inc.
9.1 Stockholders Agreement dated July 10, 2002, as amended by that certain Amendment No. 1 dated April 4, 2003, between William Apfelbaum and DoubleClick Inc.

10.1 1999 Stock Incentive Plan (previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)
10.2 Form of Incentive Stock Option Agreement (previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)
10.3 Form of Non-Statutory Stock Option Agreement (previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)
10.4     Roman Arch PP Warrant (Exhibit 4.7)
10.5     Roman Arch II PP Warrant (Exhibit 4.8)
10.6     Roman Arch IPO Warrant (Exhibit 4.9)
10.7     Roman Arch II IPO Warrant (Exhibit 4.10)
10.8     Wile Warrant (Exhibit 4.11)
10.9     Hou Warrant (Exhibit 4.12)
10.10    Prime Ventures Warrant (Exhibit 4.13)
10.11 Form of Indemnification Agreement entered into between the Registrant and each of directors and executive officers (previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)
10.12 Employment Agreement entered into between the Registrant and Mitchell Cannold (previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on May 16, 2002, which is incorporated herein by reference)
10.13 Employment Agreement entered into between the Registrant and William H. Mitchell
10.14    Employment Agreement entered into between the Registrant and William H.
         Wise
10.15    Severance Agreement entered into between the Registrant and Keith
         Kaplan
10.16    Severance Agreement entered into between the Registrant and Peter Huie
10.17 Employment Agreement entered into between the Registrant and the Registrant's former President and Chief Executive Officer, John Bohan (previously filed as an exhibit to the Registrant's S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)
10.18 Letter Agreement dated October 31, 2001 by and between Registrant and the Registrant's former Chief Technology Officer, Kenneth Johnson (previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on May 16, 2002, which is incorporated herein by reference)
10.19 Consulting Agreement entered into between the Registrant and William Apfelbaum
10.20 Consulting Agreement entered into between the Registrant and the Los Altos Group, Inc. (previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on May 16, 2002, which is incorporated herein by reference)
10.21    webMillion Agreement (Exhibit 2.2)
10.22    Novus List Marketing Agreement (Exhibit 2.3)
10.23    adMonitor Agreement (Exhibit 2.4)
10.24    eUniverse Agreement (Exhibit 2.5)
10.25    DoubleClick Media Agreement (Exhibit 2.6)
10.26    ALC Agreement (Exhibit 2.7)
10.27    Focus Agreement (Exhibit 2.8)
10.28* DoubleClick Master Services Agreement dated October 2, 2001, as amended on July 10, 2002, between Registrant and DoubleClick, Inc. (previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 14, 2001, which is incorporated herein by reference)
10.29* Dart Service Attachment for Publishers dated October 2, 2001, as amended on July 10, 2002, between Registrant and DoubleClick, Inc. (previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 14, 2001, which is incorporated herein by reference)
10.30 Office Lease dated October 25, 2000 between Registrant and Spieker Properties, L.P. (previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)
10.31 Lease Termination Agreement dated April 7, 2003 between Registrant and CA-Marina Business Center Limited Partnership Agreement of Lease dated April 13, 1999 between Registrant and New Green 50W23 Realty LLC
10.32 Sub-Sublease Agreement dated February 28, 2000 between Registrant and Cravens & Company, Inc. (previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)
10.33 Agreement of Lease dated April 13, 1999 between Registrant and New Green 50W23 Realty LLC (previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)
16.1 Letter by Arthur Andersen LLP, the Registrant's former independent accountant regarding its dismissal as the Registrant's principal accountant (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on July 1, 2002, which is incorporated herein by reference)
21.1              Subsidiaries

23.1     Consent of PricewaterhouseCoopers LLP

99.1** Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission.


**Pursuant to Commission Release No. 33-8212, this certification will be treated as 'accompanying' this Annual Report on Form 10-K and not 'filed' as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the 'Exchange Act'), or otherwise subject to the liability of
Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.