Form 10-Q
period 2003-03-31
MAXWORLDWIDE INC
filed 2003-05-21
CIK 1176983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 000-49906

MaxWorldwide, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-0487484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 West 23rd Street, Fourth Floor

New York, New York 10010

(Address of principal executive offices) (Zip Code)

(212) 302-2424

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 19, 2003, MaxWorldwide, Inc. had 24,503,282 shares of its Common Stock, $.001 par value per share, outstanding.

MAXWORLDWIDE, INC. AND SUBSIDIARIES

i

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

MAXWORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share amounts)

	March 31, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$30,865	$33,253
Restricted cash	608	750
Accounts receivable, net of allowance of $8,320 and $9,412 at March 31, 2003 and December 31, 2002, respectively	5,853	13,959
Prepaid expenses and current assets	5,709	3,634

Total current assets	43,035	51,596

Property and equipment, net	485	561
Restricted cash	1,118	1,130
Goodwill	1,285	2,961
Intangible assets, net	2,139	5,436
Other assets	271	259

Total assets	$48,333	$61,943

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$338	$787
Due to websites, net	3,859	5,025
Due to list owners, net	—	5,667
Accrued expenses and other current liabilities	12,354	13,181
Deferred revenue	1,399	1,497

Total current liabilities	17,950	26,157
Other liabilities	88	78

Total liabilities	18,038	26,235

Stockholders’ Equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized; none outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock, $0.001 par value, 53,333,333 shares authorized; 29,796,921 shares issued at March 31, 2003 and December 31, 2002, respectively	30	30
Additional paid-in capital	148,742	148,742
Treasury stock, 5,293,639 shares	(2,647)	(2,647)
Accumulated deficit	(115,830)	(110,417)

Total stockholders’ equity	30,295	35,708

Total liabilities and stockholders’ equity	$48,333	$61,943

The accompanying notes are an integral part of these consolidated financial statements.

MAXWORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	For the three months ended March 31,
	2003	2002
		(Restated)
Revenue:
Service fee-based revenue	$5,744	$1,455
Commission-based revenue	555	981

Total revenue	6,299	2,436

Cost of revenue	4,027	1,581

Gross profit	2,272	855

Operating expenses (income):
Sales and marketing	1,459	2,050
General and administrative	3,460	3,118
Special charges	410	3,117
Gain on sale of adMonitor	—	(668)

Total operating expenses	5,329	7,617

Operating loss	(3,057)	(6,762)

Other income, net	48	10
Interest income	114	286

Loss from continuing operations before provision for income taxes	(2,895)	(6,466)
Provision for income taxes	—	—

Loss from continuing operations	$(2,895)	$(6,466)

Income (loss) from discontinued operations	(8)	143
Loss on sale of discontinued operations	(2,510)	—

	(2,518)	143

Net loss	$(5,413)	$(6,323)

Loss per share from continuing operations:
Basic and diluted	$(0.12)	$(0.26)

Income (loss) per share from discontinued operations:
Basic and diluted	$(0.10)	$0.01

Net loss per share:
Basic and diluted	$(0.22)	$(0.25)

Weighted average number of common shares outstanding-basic and diluted	24,503	24,991

The accompanying notes are an integral part of these consolidated financial statements.

MAXWORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three months ended March 31,
	2003	2002
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,413)	$(6,323)
Adjustments to reconcile net loss to cash used in operating activities—
Depreciation expense	111	350
Intangible asset amortization	772	171
Provision for bad debt and advertising credits	431	169
Loss on disposal of equipment	—	23
Gain on sale of adMonitor	—	(668)
Loss on sale of MaxDirect	2,510	—
Changes in assets and liabilities, net of sale of discontinued operations
Decrease in accounts receivable	2,593	1,642
Increase in prepaid expenses and other assets	(1,394)	(3,873)
Decrease in accounts payable	(449)	(1,312)
Decrease in due to websites and list owners	(2,488)	(3,056)
Increase (decrease) in deferred revenue	(98)	77
Increase (decrease) in accrued expenses and other liabilities	(621)	1,810

Net cash used in operating activities	(4,046)	(10,990)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(63)	(11)
Proceeds from sale of equipment	—	586
Repayment of officer loans	—	321
Proceeds from sale of MaxDirect, net	1,574	—

Net cash provided by investing activities	1,511	896

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under capital lease obligations	(7)	(83)
Restricted cash	154	—
Proceeds from exercise of employee stock options	—	104

Net cash provided by financing activities	147	21

Net decrease in cash	(2,388)	(10,073)
Cash and cash equivalents, beginning of period	33,253	63,831

Cash and cash equivalents, end of period	$30,865	$53,758

The accompanying notes are an integral part of these consolidated financial statements.

MAXWORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—Description of the Business and Significant Accounting Policies

Description of the Business

MaxWorldwide, Inc. and its subsidiaries (collectively, the “Company” or “MaxWorldwide”) are an Internet-based provider of marketing solutions for advertisers and Web publishers. The Company provides fully outsourced ad sales, as well as ad serving, direct marketing and sweepstakes promotions. The Company develops targeted marketing campaigns that leverage the capabilities of the Internet.

The Company commenced operations in January 1997 as a sole proprietorship. In May 1997, the Company became a California limited liability company and changed its name to John Bohan and Associates, LLC. At that time, the Company conducted business as AdNet Strategies. In January 1998, the Company incorporated in California, elected S-corporation status and changed its name to AdNet Strategies, Inc. In December 1998, the Company became a California C-corporation under the name Latitude 90, Inc. In September 1999, the Company reincorporated in Delaware as L90, Inc. In February 2000, the Company sold 7.5 million shares of common stock in an initial public offering and raised net proceeds of $102.6 million. In July 2002, the Company acquired the North American media business of DoubleClick Inc. In connection with this acquisition, it reorganized into a holding company structure and now operates under the name MaxWorldwide, Inc.

As discussed in Note 2, the Company’s consolidated financial statements for the three months ended March 31, 2002 have been restated. All applicable amounts relating to the restatements have been reflected in these consolidated financial statements and the notes thereto.

As discussed in Note 3, the Company sold its MaxDirect division in February 2003. This division specialized in offline list management, alternative media, and sophisticated data analytical services. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets,” the operating results of MaxDirect have been reclassified and are separately presented for all reporting periods as discontinued operations.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of MaxWorldwide and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The accompanying interim consolidated financial statements are unaudited, but in the opinion of management, contain all the normal, recurring adjustments considered necessary to present fairly the financial position, the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim periods. Results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of MaxWorldwide for the year ended December 31, 2002. Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

As discussed in Note 3, in March 2003, the Company entered into an agreement, subject to shareholder approval, to sell substantially all of the assets of its MaxOnline division. If this transaction is consummated, the Company intends to adopt a plan of liquidation and dissolution pursuant to which we would liquidate and dissolve the Company. The accompanying financial statements have not been adjusted to reflect the impact of the potential liquidation of the Company.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents includes all cash instruments due on demand or with an original maturity of 90 days or less. Restricted cash consists of certificates of deposits pledged under outstanding letters of credit.

Accounts Receivable

The Company has receivables due from advertisers or their agencies resulting from the sales of ads. These receivables relate to both commission-based and service fee-based contracts. The Company’s credit exposure on commission-based contracts is limited to the net amount of cash to be received by the Company from ad sales and list rentals. The Company’s credit exposure on service fee-based contracts is the full amount of the ad sales as the Company is obligated to pay the Web publishers for ads sold on their Web sites irrespective of receiving payment from advertisers. The Company extends credit to its customers, who are primarily located in the United States. The ability of these customers to meet their obligations to the Company is dependent on their economic health, as well

MAXWORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

as their industry and other factors.

The Company maintains an allowance for doubtful accounts that represents management’s estimate of expected losses on specific accounts and inherent losses on other as yet unidentified accounts included in accounts receivable. In estimating the potential losses on specific accounts, management performs ongoing credit evaluations of its customers based on management’s analysis and reviews of available public documents. Additionally, the Company establishes contra-liability accounts against amounts due to websites, as a result of certain of the Company’s web publishers bearing the risk of non-payment of advertising fees from marketers. As of March 31, 2003 and December 31, 2002, the total reserves against amounts due to websites were approximately $1.4 million and $1.4 million, respectively, and reserves for due to list owners was approximately $0.5 million at December 31, 2002.

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful life of the asset using the straight-line method of depreciation. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the term of the lease. Property, equipment and leasehold improvements have estimated useful lives ranging from three to five years. Property, equipment and leasehold improvements are adjusted to estimated fair market values if they are determined to be lower than the net book value of the assets.

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets, including intangible assets, held and used whenever events or changes in circumstances indicate that future cash flows (undiscounted and without interest charges) expected to be generated by an asset’s disposition or use may not be sufficient to support its carrying amount. If such undiscounted cash flows are not sufficient to support the recorded value of assets, an impairment loss is recognized to reduce the carrying value of long-lived assets to their estimated fair value.

Goodwill and Other Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” prescribe a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year as of October 1st. No indicators of impairment were identified during the first quarter of 2003.

Intangible assets include customer lists, the website network acquired from DoubleClick, purchased technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis or double-declining balance basis over their estimated useful lives, which are generally one to three years.

Revenue Recognition

Revenue from ad sales is earned under commission-based and service fee-based contracts and is recognized in the period the advertising is delivered, provided collection of the resulting receivable is reasonably assured. For commission-based contracts, the Company invoices the full amount of revenue due to Web publishers for the sale of their ad inventory and is entitled to receive a commission. Revenue earned by the Company from commission-based contracts reflects only the amount of the commission earned by the Company. For service fee-based contracts, the Company is obligated to pay a fee to the Web publishers for ads placed on their Web sites. Theses fees are included in cost of revenue. Additionally, under service fee-based contracts, the Company collects and bears the risk of loss for ads sold. Consequently, revenue earned from service fee-based contracts reflects the full value of the ads sold, net of an allowance for advertiser credits, which are estimated and established in the period in which services are provided. These credits are generally issued in the event that delivered advertisements do not meet contractual specifications. Actual results could differ from these estimates. Deferred revenue consists primarily of payments received in advance of revenue being earned for the delivery of advertising.

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

MAXWORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

Basic and Diluted Net Loss Per Share

Basic net loss per common share excludes the effect of potentially dilutive securities and is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net loss per share adjusts this calculation to reflect the impact of stock options and other potentially dilutive financial instruments to the extent that their inclusion would have a dilutive effect on net loss per share for the reporting period.

At March 31, 2003 and 2002, outstanding options and warrants to purchase shares of common stock of approximately 4.7 million and 3.1 million, respectively, were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. As a result, the basic and diluted net loss per share amounts are equal for all periods presented.

Stock-Based Compensation

MaxWorldwide accounts for its employee stock option plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, “ and related interpretations. Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company has adopted the disclosure-only requirements of SFAS No. 123 “Accounting for Stock-Based Compensation,” which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Three months ended March 31,
	2003	2002
		(Restated)
	(in thousands, except per share data)
Net loss as reported	$(5,413)	$(6,323)
Add: Stock based employee compensation expense determined under fair value based method	(933)	(362)

Pro forma net loss	$(6,346)	$(6,685)

Basic and diluted net loss per share:
As reported	$(0.22)	$(0.25)
Pro forma per FAS 123	$(0.26)	$(0.27)

The per share weighted average fair value of options granted for the three months ended March 31, 2003 and 2002 was $0.29 and $0.79, respectively, on the grant date with the following weight average assumptions:

	Three months ended March 31,
	2003	2002
Expected dividend yield	0.0%	0.0%
Risk free interest rate	2.5%	3.5%
Expected life	4.0 Years	4.0 Years
Volatility	87.6%	87.6%

MAXWORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions. The most significant estimates relate to the Company’s allowance for advertising credits and doubtful accounts, useful lives of fixed and intangible assets, and the contra-liability accounts against amounts due to websites and list owners.

NOTE 2—Restatement

During the course of the Company’s preparation of its quarterly report on Form 10-Q for the quarter ended June 30, 2002, the Company discovered certain errors in the application of GAAP which required restatement of its previously issued financial statements. The principal adjustments impacting the three months ended March 31, 2002 are discussed below.

Throughout these financial statements, the term “previously reported” will be used to refer to the Company’s quarterly report on Form 10-Q/A for the quarter ended March 31, 2002 filed with the Securities and Exchange Commission (“Commission”) on June 11, 2002.

As discussed in Note 3, the Company sold its MaxDirect division in February 2003. Certain adjustments to the Company’s previously reported results for the three months ended March 31, 2002 impacted the operating results of MaxDirect. Due to the fact that MaxDirect’s results have been separately presented for all reported periods as discontinued operations, these adjustments have been segregated below.

Adjustments impacting continuing operations:

Facility and fixed asset impairment charges:

During 2001 and 2000, the Company consolidated certain of its leased office space, and closed certain of its offices and recorded impairment charges associated with certain related fixed assets. In connection with these actions, the Company determined that errors were made with respect to the timing of recording certain liabilities and asset write-offs. These adjustments have resulted in a $0.5 million decrease in the previously reported net loss for the quarter ended March 31, 2002.

Reserve for amounts due to Web sites:

As discussed in Note 1 to the consolidated financial statements, the Company’s credit exposure on commission-based contracts is limited to the net amount of cash to be received by the Company from ad sales. This fact was not properly considered when recording the expected amount to be paid to third-party Web sites. The Company has adjusted for this item in these restated financial statements which resulted in a decrease in the previously reported net loss of $0.2 million for the quarter ended March 31, 2002.

Adjustments impacting discontinued operations:

Novus List Marketing acquisition accounting

During 2001, the Company acquired the assets related to the list marketing business of Novus List Marketing, LLC (“Novus”). The Company did not properly allocate the purchase price of $4.9 million among the identifiable intangible assets acquired. As a result, amortization expense has increased by $0.2 million during the three months ended March 31, 2002.

Reclassifications:

In addition to the above items noted above and in connection with the Company’s review of prior years’ financial statements it has determined certain errors were made with respect to how certain items were classified in the Company’s previously reported Statement of Operations for the quarter ended March 31, 2002. These items had no impact on previously reported total revenue or net loss. The principal reclassifications are described below.

Commission-based contracts vs. service fee-based contracts:

During the quarter ended March 31, 2002 the Company inappropriately accounted for certain of its commission-based contracts as service fee-based contracts and vice-versa (refer to Note 1 for a further description of the Company’s revenue recognition policy). These adjustments have resulted in a decrease in total revenue of $0.3 million for the quarter ended March 31, 2002 and an offsetting decrease in cost of revenue.

MAXWORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Accounting for sale of adMonitor:

In October 2001 the Company sold its ad serving technology, adMonitor, and certain related technology to DoubleClick Inc. in exchange for cash of $6.8 million. As part of this transaction, the Company entered into a contract with DoubleClick in which MaxWorldwide became obligated to purchase a minimum of $3.5 million of services from DoubleClick over a 3-year period. Sale proceeds in an amount equal to the minimum purchase commitment of $3.5 million were deferred. In the previously reported financial statements the Company amortized this gain as services were provided by reducing the deferred gain and reducing cost of revenue. The Company has determined that this deferred gain would be more appropriately recorded, when amortized, as additional “Gain on sale of adMonitor.” This adjustment resulted in “Cost of revenue” and “Gain on sale of adMonitor” increasing by $0.7 million for the quarter ended March 31, 2002.

The following table presents the effects of the aforementioned adjustments on previously reported net loss (in thousands):

Three months ended March 31, 2002
(Increase) decrease to net loss:
Net loss—as previously reported	$(6,919)

Adjustments impacting continuing operations:
Facility and fixed asset impairment charges	452
Reserve for amounts due to Websites	180
Other adjustments, net	91

subtotal	723
Adjustments impacting discontinued operations:
Novus List Marketing acquisition accounting	(189)
Other adjustments, net	62

subtotal	(127)

Decrease to net loss	596

Net loss-restated	$(6,323)

Net loss per share-basic and diluted:
As previously reported	$(0.28)
As restated	$(0.25)

NOTE 3—Business Transactions

Pending Sale of MaxOnline

On March 12, 2003, the Company entered into an agreement with Focus Interactive, Inc., formerly Bulldog Holdings, Inc. (“Focus”), and certain of its affiliates to sell substantially all of the Company’s assets related to its MaxOnline division (the “MaxOnline Sale”). A copy of the Agreement and Plan of Merger, dated March 12, 2003 was filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on March 14, 2003. Pursuant to the merger agreement, Focus would pay the Company $3.0 million upon closing of the MaxOnline Sale, an additional $2.0 million within one year following the closing or at the election of Focus, up to six months thereafter, and up to an additional $1.0 million based upon the achievement of certain revenue milestones. In addition, Focus would pay the Company 70% of the accounts receivable transferred to Focus under the merger agreement and collected by it during the eight month period beginning 120 days following the effective time of the merger (net of certain expenses and accounts payable associated with such accounts receivable). Focus also agreed to reimburse the Company, within one year after the effective time of the merger, the amount of any positive working capital in the MaxOnline business it acquires as a result of the merger. The MaxOnline Sale is subject to approval by holders of a majority of the Company’s outstanding shares of common stock and other customary conditions, including without limitation, the Company’s receipt of an opinion from its financial advisor that the MaxOnline Sale is fair, from a financial point of view, to the holders of the Company’s common stock. Assuming all the conditions are satisfied or are otherwise waived by the Company and/or Focus, the Company expects the MaxOnline Sale to close on or about June 30, 2003. If the MaxOnline Sale is consummated, the Company currently intends to adopt a plan of liquidation and dissolution pursuant to which we would liquidate the Company and dissolve the corporation. Accordingly the Company will not plan to operate any businesses following the sale of MaxOnline. Following the consummation of the MaxOnline Sale, the Company will significantly

MAXWORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

curtail administrative expenses, discharge its outstanding liabilities and initiate the orderly distribution of its remaining assets to our shareholders. The Company’s financial statements have not been adjusted to reflect the impact of the potential liquidation of the Company. If the MaxOnline Sale is not consummated, the Company intends to operate our business in the ordinary course.

Sale of MaxDirect

On February 10, 2003, the Company consummated the sale of substantially all of the assets of MaxDirect to a wholly-owned subsidiary of American List Counsel, Inc., a New Jersey corporation (“ALC”). The transaction did not include any of the Company’s assets relating to its online business, including e-mail list management, e-mail brokerage and all other online services. As consideration for MaxDirect, ALC paid $2.0 million in cash and assumed certain liabilities, on the closing of the transaction (the “Closing”), and agreed to pay, monthly, 92.5% of the acquired accounts receivable from MaxDirect collected by ALC during the first six months following the Closing and 46.25% of the acquired accounts receivable from the MaxDirect collected by ALC during the second six months following the Closing, in each case net of any accounts payable associated with such accounts receivable. In addition, ALC agreed to pay $500,000 in cash if revenue generated by MaxDirect during the one year period following the Closing are at least $2.5 million and an additional $1.0 million in cash if revenue generated by MaxDirect during the one year period following the Closing are at least $3.5 million. ALC also agreed to pay MaxWorldwide $0.50 for each dollar of revenue above $3.5 million generated by MaxDirect during the one year period following the closing. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets,” the operating results of MaxDirect have been reclassified and are separately presented for all reporting periods as discontinued operations.

The Company incurred approximately $0.4 million of expenses and fees associated with the sale resulting in net proceeds of approximately $1.6 million. MaxDirect’s net assets were approximately $4.1 million; accordingly the Company has recorded a loss on disposal of MaxDirect of $2.5 million. Additionally, the Company recorded a receivable of $0.6 million from American List Counsel for the net amount of payments it anticipates receiving from American List Counsel, relating to the acquired accounts receivable after appropriate deductions for List owner payments, bad debts and collection costs. The Company has not recorded any gain associated with the potential earn-out payments of $0.5 million, $1.0 million or $0.50 for each dollar of revenue above $3.5 million generated by the MaxDirect business during the one-year period following the closing. These gains, if any, will be recorded when earned.

The MaxDirect division generated commission-based revenue of approximately $0.3 million and $1.1 million for the three months ended March 31, 2003 and 2002, respectively. Net income (loss) from discontinued operations was $8,000 and $0.1 million for the three months ended March 31, 2003 and 2002, respectively.

In connection with this transaction, the Company recognized a loss on disposal of approximately $2.5 million during the three months ended March 31, 2003.

DoubleClick Media Acquisition

On July 10, 2002, the Company purchased substantially all the assets of DoubleClick’s North American media business (“DoubleClick Media”). In exchange for the assets of the media business, MaxWorldwide issued to DoubleClick, 4.8 million shares of MaxWorldwide common stock, valued at approximately $4.1 million and paid $5.0 million in cash. The value of the common shares issued was determined based on the average market price of the Company’s common stock, as quoted on the Nasdaq National Market for the two days immediately prior to the day of, the day of, and the two days immediately after the number of shares and cash consideration became irrevocably fixed pursuant to the agreement. The aggregate purchase price of $10.4 million included approximately $1.3 million of direct acquisition costs. DoubleClick may also receive an additional $6.0 million if, during the three-year period subsequent to consummation of the transaction, MaxWorldwide achieves proforma earnings, for two out of three consecutive quarters. Proforma earnings, as defined in the merger agreement, is earnings before interest, taxes, depreciation and amortization, excluding any one- time non-recurring items, restructuring charges (including facility relocation charges), transaction related costs, including costs incurred in connection with the acquisition or disposition of a business, whether consummated or not, and any asset impairment, including impairment of goodwill.

The following unaudited proforma results of operations have been prepared assuming that the acquisition of DoubleClick Media occurred as of January 1, 2002. This proforma financial information should not be considered indicative of the actual results that would be achieved had the acquisition been completed on the dates indicated and does not purport to indicate results of operations as of any future date or any future period.

MAXWORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Three months ended March 31, 2002
(in thousands, except per share data)
Revenue	$11,786
Net loss	$(7,819)
Net loss per basic and diluted share	$(0.26)

NOTE 4—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows (in thousands):

	MaxDirect	MaxOnline	Total
Balance at December 31, 2002	$1,676	$1,285	$2,961
Sale of MaxDirect	(1,676)	—	(1,676)

Balance at March 31, 2003	$—	$1,285	$1,285

Intangible assets consist of the following (in thousands):

	March 31, 2003				December 31, 2002
	Weighted average amortization period (in months)	Gross carrying amount	Accumulated amortization	Net intangible assets	Net intangible assets
Customer lists	24	$2,600	$(1,465)	$1,135	$3,568
Website network	24	1,300	(732)	568	752
Purchased technology	36	180	(43)	137	526
Non-compete agreements and other	19	720	(421)	299	590

	24	$4,800	$(2,661)	$2,139	$5,436

Intangible asset amortization was $0.7 million and $0.2 million for the three months ended March 31, 2003 and 2002, respectively.

Based on the balance of intangible assets at March 31, 2003, amortization expense is estimated to be $1.6 million and $0.5 million for the balance of fiscal 2003 and in fiscal 2004, respectively.

NOTE 5—Impairment Charges

Throughout 2002, the Company continued taking certain actions to increase operational efficiencies and bring costs in line with revenue. These measures resulted in the continued consolidation of the Company’s leased office, as well as the impairment of certain computer equipment as the estimated fair value of this equipment was determined to be lower than the carrying value of these assets. As a consequence, the Company recorded $1.9 million of charges to operations during the second and third quarters of 2002.

During the first quarter of 2003, no such charges were recorded.

As of March 31, 2003, approximately $1.6 million and $50,000 of the total lease charges recorded remained accrued in “Accrued expenses and other current liabilities” and “Long-term obligations,” respectively. The following table sets forth a summary of the balance of the reserves established (in thousands).

Future Lease Costs
Balance at December 31, 2002	$1,898
Cash expenditures	(248)

Balance at March 31, 2003	$1,650

MAXWORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

NOTE 6—Contingencies

a.	Legal Matters

The Company may become subject to legal proceeding from time to time in the normal course of business. The following is a summary of the outstanding actions.

General Litigation

On April 2, 2001, EMI Communications Corp. filed a lawsuit against the Company in the Queen’s Bench (Brandon Centre), Manitoba, Canada. The suit alleges breach of contract by the Company. The Company believes this suit is without merit and intends to vigorously defend against these claims. However, due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of this matter.

On May 2, 2002, John Bohan, the Company’s former Chief Executive Officer, filed an action against us in the Court of Chancery for the State of Delaware, seeking an order requiring the Company to advance his defense costs in connection with the Commission’s investigation and the related civil litigation in accordance with his indemnification agreement with the Company and its charter documents. On June 6, 2002, the parties entered into a stipulation and order establishing a procedure for the advancement of expenses subject to an undertaking by Mr. Bohan to repay the Company if it is determined that indemnification is not warranted. During the calendar years 2002 and 2003, the Company paid legal and other professional fees and expenses of approximately $1.9 million, in the aggregate, on behalf of certain former officers and directors, including Mr. Bohan, pursuant to their indemnification agreements with the Company and the Company’s charter documents. Mr. Bohan was initially subject to an undertaking with the Company pursuant to which he was obligated to repay all amounts advanced to him by the Company in the event it was determined that that indemnification was not warranted. In April 2003, the Company entered into an agreement, pursuant to which it agreed to terminate Mr. Bohan’s obligations to the Company under this undertaking in exchange for a release from Mr. Bohan of all future indemnification obligations of the Company to Mr. Bohan under his indemnification agreement with the Company and its charter documents. The payment made under this agreement was accrued for in the Company’s December 31, 2002 balance sheet and in the related Statement of Operations for the year then ended.

On February 3, 2003, Anthony Hauser, a former founder of webMillion.com, Inc., filed against the Company, certain former officers and directors and William Apfelbaum, our Chairman of the Board of Directors, a Demand for Arbitration with the American Arbitration Association in Los Angeles, California. Mr. Hauser claims breach of contract, breach of fiduciary duty, misrepresentation, fraud and securities law violations arising out of the Company’s acquisition of webMillion.com, Inc. He has asserted damages in the amount of $6.0 million. The Company believes this arbitration claim is without merit and intends to vigorously defend against these claims. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

SEC Investigation

On January 25, 2002, the Commission issued a formal order of investigation in connection with non-specified accounting matters, financial reports, public disclosures and trading activity in the Company’s securities. In connection with this investigation, the Commission had requested that the Company provide it with certain documents and other information. The Company has reached an agreement with the Commission to settle its investigation. Pursuant to the settlement, the Company consented to the entry by the Commission of an order relating to certain cash transactions that substantially offset one another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under GAAP. The Commission’s findings in the order, which the Company will not admit or deny, include findings that it improperly recorded and reported revenue from certain barter transactions and misclassified certain research and development expenses in 2000 and 2001. The order requires the Company to cease and desist from further violations of sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act and Rules 12b-20, 13a-1 and 13a-13. The order does not require the Company to pay any fine or monetary damages. In addition, in January 2002, the Company was notified that the Nasdaq National Stock Market Listing Investigations requested certain documents and other information relating to certain transactions pursuant to Marketplace Rule 4330(c). On August 20, 2002, the Company’s common stock was delisted from the Nasdaq National Stock Market as a result of its failure to timely file its quarterly report on Form 10-Q for the quarter ended June 30, 2002.

On February 1, 2002, the Company’s Board of Directors authorized the Audit Committee of the Board of Directors to commence an independent internal investigation into the matters that prompted the Commission’s investigation. The Audit Committee and the Company each engaged special counsel and forensic accounting firms to conduct a comprehensive examination of the Company’s financial records. On May 6, 2002, the Company announced that the Audit Committee had concluded its internal investigation and determined that certain of its financial results for the year ended December 31, 2000 and the three quarters ended September 30, 2001

MAXWORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

would be restated. As a result, the Company restated certain of the Company’s financial results as reflected in (i) its annual report on From 10-K for the year ended December 31, 2001, which it filed with the Commission on May 16, 2002, (ii) its amended quarterly report on Form 10-Q for the quarter ended March 31, 2002, which it filed with the Commission on June 11, 2002, (iii) its amended quarterly report on Form 10-Q for the quarter ended September 30, 2000, which it filed with the Commission on June 11, 2002, (iv) its amended quarterly report on Form 10-Q for the quarter ended March 31, 2001, which it filed with the Commission on June 11, 2002, (v) its amended quarterly report on Form 10-Q for the quarter ended June 30, 2001, which it filed with the Commission on June 11, 2002 and (vi) its amended quarterly report on Form 10-Q for the quarter ended September 30, 2001, which it filed with the Commission on June 11, 2002.

Securities Class Actions

Beginning on March 21, 2002, following the announcement of the Commission investigation and the internal investigation by the Audit Committee of the Board of Directors, a number of securities class action complaints were filed against the Company and certain of the Company’s former officers and directors in the United States District Court for the Central District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased the Company’s common stock during the purported class period. The complaints generally allege that during 2000 and 2001 the Company, and the other named defendants, made false or misleading statements of material fact about the Company’s financial statements, including its revenue, revenue recognition policies, business operations and prospects for the years 2000, 2001 and beyond. The complaints seek an unspecified amount of damages on behalf of persons who purchased the Company’s common stock during the purported class period. On July 17, 2002, the securities class actions were consolidated in a single action for all purposes. On July 22, 2002, the court appointed John A. Levin & Co. as the lead plaintiff in the consolidated action. On September 20, 2002, the lead plaintiff filed its consolidated amended class action complaint. On March 18, 2003 the court granted the Company’s motion to dismiss the consolidated class action lawsuit for failure to state a claim upon which any relief may be granted and the consolidated class action lawsuit was dismissed without prejudice. Because the class action lawsuit was dismissed without prejudice, plaintiffs have an opportunity to amend the complaint against the defendants. The Company has reached an agreement in principle with the lead plaintiff to settle the class action for approximately $5.0 million. Final terms of the settlement are still under negotiation and are subject to certain terms and conditions, including court approval. The $5.0 million settlement is included in “Accrued expenses and other current liabilities” at March 31, 2003 and December 31, 2002, respectively. Included in “Prepaid expenses and other current assets” at March 31, 2003 and December 31, 2002, respectively is approximately $2.2 million relating to insurance proceeds that the Company received subsequent to March 31, 2003.

In July 2002, the Company was named as a defendant in a securities class action complaint initially filed against Homestore.com, Inc. in the United States District Court for the Central District of California. The complaint generally alleges that the Company knowingly participated in Homestore’s scheme to defraud the investing public by entering into improper transactions with Homestore in the second and third quarters of 2001. The complaints seek an unspecified amount of damages on behalf of persons who purchased Homestore.com’s common stock during the purported class period. In March 2003, the lawsuit was dismissed with prejudice with respect to the Company and it was not required to pay any damages. On April 14, 2003, the lead plaintiff in the case filed a motion for certification to gain the court’s permission to pursue an interlocutory appeal of the court’s dismissal of the claims against the Company. The Company intends to oppose the motion for certification of the interlocutory appeal.

Derivative Actions

Beginning on March 22, 2002, the Company has been named as a nominal defendant in at least two derivative actions, purportedly brought on the Company’s behalf, filed in the Superior Court of the State of California for the County of Los Angeles. The derivative complaints allege that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company, engaged in abuses of their control of the Company, wasted corporate assets, and grossly mismanaged the Company. The plaintiffs seek unspecified damages on the Company’s behalf from each of the defendants. The Company settled these derivative actions for $775,000 in attorneys’ fees and the Company’s agreement to adopt certain corporate therapeutic actions. The Company has received insurance proceeds sufficient to satisfy the $775,000 to be paid by it in settlement of the derivative suits, accordingly, no provision has been made in the 2002 Consolidated Statement of Operations for this settlement. The $775,000 is included in both “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities” at March 31, 2003 and December 31, 2002, respectively.

Special Charges

The costs associated with of the Commission’s investigation, the associated securities class action and derivative lawsuits, and the re-audits of the Company’s financial statements have been included within Special Charges in the Consolidated Statement of Operations. These charges amounted to $0.4 million and $3.1 million during the three months ended March 31, 2003 and 2002, respectively.

MAXWORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Total Special Charges during the year ended December 31, 2002 were $9.9 million. The Company believes these costs will continue in 2003 and that, although the amounts cannot be reasonably estimated at this time, they may be material.

Included within Special charges during the three months ended March 31, 2002, were approximately $0.3 million of costs associated with the Company’s indemnification of legal defense costs for certain of the Company’s former officers and employees incurred by them in connection with the Commission’s investigation and related civil litigation. The Company is subject to continuing indemnification obligations to certain individuals for such costs under indemnification agreements with such individuals and pursuant to the Company’s charter documents. Each of these individuals has entered into an undertaking with the Company which requires such individual to repay the Company amounts advanced if it is determined that indemnification is not warranted. Due to the inherent uncertainties of litigation, the Company cannot estimate the ultimate amount of such costs and therefore no accrual has been provided in the accompanying financial statements for the three months ended March 31, 2003 and these costs may have a material adverse effect on MaxWorldwide’s financial condition and results of operations. In April 2003, however, the Company entered into an agreement, pursuant to which it agreed to terminate Mr. Bohan’s obligations to it under the undertaking in exchange for a release from Mr. Bohan of all of the Company’s future indemnification obligations to Mr. Bohan under his indemnification agreement with it and its charter documents. The payment made under this agreement was accrued for in the Company’s December 31, 2002 balance sheet.

b.	Potential plan of liquidation and dissolution.

If the MaxOnline Sale were consummated, the Company would no longer own any of the assets it used to generate revenue for the quarter ended March 31, 2003. The Company would also be prohibited from competing with Focus in the online advertising industry for a period of one year following the closing. The Company has asked its shareholders to approve, in connection with their approval of the MaxOnline Sale, a plan of liquidation and dissolution. Subsequent to the MaxOnline Sale the Company would intend to significantly curtail administrative expenses, discharge its outstanding liabilities and initiate the orderly distribution of assets to shareholders following the sale. The Company’s liabilities may include our payment of $775,000 in settlement of the derivative lawsuits and contingent liabilities including, but not limited to, the settlement of litigation against us in the class action lawsuits, any litigation arising from our sale of MaxOnline to Focus, payments of termination or severance agreements with officers, employees and consultants, payments pursuant to its required indemnification of former officers for their professional fees, payments for directors and officers insurance coverage, and professional fees associated with the liquidation of our corporation and distribution of funds to shareholders. The Company is unable to reasonably estimate the costs of many of these items and it is not yet probable that we will need to pay others. Accordingly, other than the net $2.8 million settlement anticipated for the derivative and class action lawsuits, and the settlement of the indemnification obligation with Mr. Bohan, the Company has not recorded a liability for any of these contingent items.

c.	Proforma earnings payment

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

NOTE 7—Related Party Transactions

As discussed more fully in Note 3, on July 10, 2002, the Company acquired DoubleClick’s North American media business. In exchange for the assets of the media business, the Company issued Double Click 4.8 million shares of MaxWorldwide common stock and paid $5.0 million in cash. Subsequent to the purchase of DoubleClick’s North American media business, the Company recognized approximately $0.9 million and $0.7 million in expenses, included in cost of revenue, for the three months ended March 31, 2003 and 2002, respectively, relating to services provided by DoubleClick.

In March 2002, the Company entered into a consulting agreement with Peter Sealy, a director to provide various business consulting services. The agreement provides for a consulting fee of $16,000 per month. The agreement was terminated in October 2002.

Effective October 2002 the Company entered into a consulting agreement with Mr. Apfelbaum, Chairman of the Board of Directors. The two-year agreement provides for monthly payments of $33,333. In the event that the agreement is terminated without cause or

MAXWORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

following a change of control the Company is obligated to pay Mr. Apfelbaum an amount equal to the greater of the remaining outstanding obligations for the term of the agreement or $0.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

MaxWorldwide, Inc.’s consolidated financial statements for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission (“Commission”) on May 16, 2003, include restatements to financial statements for the quarter ended March 31, 2002. Accordingly, all financial data in this Report reflects the effects of this restatement. See Note 2 to MaxWorldwide, Inc.’s interim unaudited Consolidated Financial Statements for a description of the restatements.

Overview

References in this Report to “MaxWorldwide”,” “we,” “our” and “us” refer to MaxWorldwide, Inc. and our consolidated subsidiaries. We are a leading provider of marketing services for marketers. We design and implement online marketing campaigns for our marketing clients and strategically place their ads on both our internal network of Web sites and an external network of Web sites with which we partner on individual marketing campaigns.

Business Transactions

In March 2003, we concluded it would be in our shareholders’ best interest to sell our online business, MaxOnline, to Focus Interactive, Inc., formerly Bulldog Holdings, Inc. (“Focus”). We believed that to develop profitability in the online advertising business we needed access to more products for our clients. Rather than develop or acquire such products we believed the best interests of our shareholders would be served by selling MaxOnline and adopting a plan of liquidation and dissolution. On March 12, 2003, we entered into an agreement with Focus and certain of its affiliates to sell substantially all of our assets related to our MaxOnline division (the “MaxOnline Sale”). A copy of the Agreement and Plan of Merger, dated March 12, 2003 was filed with the Commission as Exhibit 2.1 to our Form 8-K filed with the Commission on March 14, 2003. Pursuant to the merger agreement, we would receive $3.0 million in cash upon the closing of the transaction and $2.0 million in cash, plus interest, upon the first anniversary of the closing or, at the election of Focus, up to six months thereafter. We could also receive up to an additional $1.0 million in cash if the MaxOnline business that Focus is acquiring exceeds certain performance levels in calendar year 2003. In addition, Focus would pay us 70% of the accounts receivable transferred to Focus under the merger agreement and collected by them during the eight month period beginning 120 days following the effective time of the merger (net of certain expenses and accounts payable associated with such accounts receivable). Focus also agreed to reimburse us, within one year after the effective time of the merger, the amount of any positive working capital in the MaxOnline business it acquires as a result of the merger. The MaxOnline Sale is subject to approval by holders of a majority of our outstanding shares of common stock and other customary conditions, including without limitation, our receipt of an opinion from our financial advisor that the MaxOnline Sale is fair, from a financial point of view, to the holders of our common stock. Assuming all the conditions are satisfied or are otherwise waived by us and/or Focus, we expect the MaxOnline Sale to close on our about June 30, 2003. If the MaxOnline Sale is consummated, substantially all of our operating assets, but excluding our cash, our name, MaxWorldwide, and certain limited intellectual property, will be sold to Focus. Accordingly, we would no longer continue to operate our business in the manner historically operated by us and we would adopt a plan of liquidation and dissolution and dissolve the Company. If the MaxOnline Sale is not consummated, we intend to operate our business in the ordinary course as described below.

In February 2003, we concluded that it would be in our stockholders’ best interest for us to sell our offline division, MaxDirect. We concluded that there was little effective overlap between our online and offline customers and that we should focus on maximizing the value of each business as separate business units. Our competitors in the offline list management business were more effectively structured and financed. On February 10, 2003, we completed the sale of our MaxDirect traditional direct marketing business to American List Counsel. As consideration for the sale, American List Counsel paid us $2.0 million in cash, assumed certain liabilities on the closing and agreed to pay, monthly, 92.5% of the acquired MaxDirect accounts receivable collected by American List Counsel during the first six months following the closing and 46.25% of the acquired MaxDirect accounts receivable collected by American List Counsel during the second six months following the closing, in each case net of any accounts payable associated with such accounts receivable. In addition, American List Counsel agreed to pay us $500,000 in cash if revenue generated by the MaxDirect business during the one year period following the closing is at least $2.5 million and an additional $1.0 million in cash if revenue generated by the MaxDirect business during the one year period following the closing is at least $3.5 million. American List Counsel also agreed to pay us $0.50 for each dollar of revenue above $3.5 million, generated by the MaxDirect business during the one-year period following the closing. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the

Impairment or Disposal of Long–Lived Assets,” the operating results of MaxDirect have been reclassified and are separately presented for all reporting periods as discontinued operations.

SEC Investigation

On January 25, 2002, the Commission issued a formal order of investigation in connection with non-specified accounting matters, financial reports, public disclosures and trading activity in our securities. In April 2003 we settled the Commission’s investigation. Pursuant to the settlement, we consented to the entry by the Commission of an order relating to certain cash transactions that substantially offset one another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under GAAP. The Commission’s findings in the order, which we will not admit or deny, include findings that we improperly recorded and reported revenue from certain barter transactions and misclassified certain research and development expenses in 2000 and 2001. The order requires us to cease and desist from further violations of sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act and Rules 12b-20, 13a-1 and 13a-13. The order does not require us to pay any fine or monetary damages.

Restatements

On February 1, 2002, our Board of Directors authorized the Audit Committee of the Board of Directors to commence an independent internal investigation into the matters being investigated by the Commission. The Audit Committee and the Company each engaged special counsel and a forensic accounting firm to conduct a comprehensive examination of our financial records. On May 6, 2002, we announced that the Audit Committee had concluded its internal investigation and determined that certain of our financial results for the years ended December 31, 2001 and December 31, 2000 would be restated. As a result, we restated certain of our financial results as reflected in (i) our annual report on From 10-K for the year ended December 31, 2001, with the Commission on May 16, 2002, and (ii) our amended quarterly reports on Form 10-Q for the quarters ended March 31, 2002, September 30, 2000, March 31, 2001, June 30, 2001 and September 30, 2001, filed with the Commission on June 11, 2002.

On June 28, 2002, we dismissed Arthur Andersen, LLP as our independent accountant. On July 9, 2002, we appointed PricewaterhouseCoopers LLP as our new independent accountant. During the course of our preparation of our quarterly report on Form 10-Q for the quarter ended June 30, 2002, we discovered certain errors in the application of generally accepted accounting principles in the United States (“GAAP”) which required restatement of our previously issued financial statements. Because the auditors that previously reported on the 2001 and 2000 consolidated financial statements have ceased operations, we engaged our current auditors to re-audit our financial results for the years ended December 31, 2001 and 2000. These audits have resulted in a restatement of our financial statements for the years ended December 31, 2000 and 2001 and for the quarter ended March 31, 2002. For a full description of the restatements, see Note 2 to our consolidated financial statements in our Annual Report on Form 10-K filed with the Commission on May 9, 2003. Our unaudited financial statements for the three months ended March 31, 2002 have been restated for issues primarily associated with the following: accounting for the sale of adMonitor, impairment of facility leases and fixed assets, Novus List Marketing acquisition, accounting reserves against amounts due to web sites, bad debt expense and revenue recognition. See Note 2 to the Company’s Consolidated Financial Statements in this Form 10-Q for a description of the impact of the restatement on the first quarter of 2002.

Securities Class Action

Beginning on March 21, 2002, following the announcement of the Commission investigation and the internal investigation by the Audit Committee of the Board of Directors, a number of securities class action complaints were filed against us and certain of our former officers and directors in the United States District Court for the Central District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased our common stock during the purported class period. The complaints generally allege that during 2000 and 2001 we, and the other named defendants, made false or misleading statements of material fact about our financial statements, including its revenue, revenue recognition policies, business operations and prospects for the years 2000, 2001 and beyond. The complaints seek an unspecified amount of damages on behalf of persons who purchased our common stock during the purported class period. On July 17, 2002, the securities class actions were consolidated in a single action for all purposes. On July 22, 2002, the court appointed John A. Levin & Co. as the lead plaintiff in the consolidated action. On September 20, 2002, the lead plaintiff filed its consolidated amended class action complaint. On March 18, 2003 the court granted our motion to dismiss the consolidated class action lawsuit for failure to state a claim upon which any relief may be granted and the consolidated class action lawsuit was dismissed without prejudice. Because the class action lawsuit was dismissed without prejudice, plaintiffs have an opportunity to amend the complaint against the defendants. We reached an agreement in principle with the lead plaintiff to settle the class action for approximately $5.0 million. Final terms of the settlement are still under negotiation and are subject to certain terms and conditions, including court approval. The $5.0 million settlement is included in “Accrued expenses and other current liabilities” at March 31, 2003 and December 31, 2002, respectively. Included in “Prepaid expenses and other current assets” at March 31, 2003 and December 31, 2002, respectively is approximately $2.2 million relating to insurance proceeds that we received subsequent to March 31, 2003.

In July 2002, we were named as a defendant in a securities class action complaint initially filed against Homestore.com, Inc. in the United States District Court for the Central District of California. The complaint generally alleges that we knowingly participated in Homestore’s scheme to defraud the investing public by entering into improper transactions with Homestore in the second and third quarters of 2001. The complaints seek an unspecified amount of damages on behalf of persons who purchased Homestore.com’s common stock during the purported class period. In March 2003, the lawsuit was dismissed with prejudice with respect to us and we were not required to pay any damages. On April 14, 2003, the lead plaintiff in the case filed a motion for certification to gain the court’s permission to pursue an interlocutory appeal of the court’s dismissal of the claims against us. We intend to oppose the motion for certification of the interlocutory appeal.

Derivative Actions

Beginning on March 22, 2002, we have been named as a nominal defendant in at least two derivative actions, purportedly brought on our behalf, filed in the Superior Court of the State of California for the County of Los Angeles. The derivative complaints allege that certain of our current and former officers and directors breached their fiduciary duties to us, engaged in abuses of their control of us, wasted corporate assets, and grossly mismanaged the Company. The plaintiffs seek unspecified damages on our behalf from each of the defendants. We have settled these derivative actions for $775,000 in attorneys’ fees and the adoption of certain corporate therapeutic actions.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates, judgments, and assumptions, which are believed to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. A variance in the estimates or assumptions used could yield a materially different accounting result. Described below are the areas where we believe that the estimates, judgments or assumptions that we have made, if different, would have yielded the most significant differences in our financial statements.

Allowance for advertiser credits and bad debt and reserves against due to websites and due to list owners

We record reductions to revenue for the estimated future credits issuable to its customers in the event that delivered advertisements do not meet contractual specifications. We follow this method since reasonably dependable estimates of such credits can be made based on historical experience. Should the actual amount of advertiser credits differ from our estimates, revisions to the associated allowance may be required. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our bad debt expense is partially offset by reserves made against due to website payables, as a result of certain of the Company’s web publishers bearing the risk of non-payment of advertising fees from marketers, and reserves against due to list owners, as a result of the Company’s list owners bearing the risk of non-payment from list buyers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required in subsequent periods.

Goodwill

Statement of Financial Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Effective January 1, 2002, we adopted SFAS 142 and performed a transitional test of our goodwill. The fair value of our reporting units were estimated using the expected present value of future cash flows. Impairment losses recorded in the future could have a material adverse impact on our financial conditions and results of operations.

Long-lived Assets

The Company assesses the recoverability of long-lived assets, including intangible assets, held and used whenever events or changes in circumstances indicate that future cash flows (undiscounted and without interest charges) expected to be generated by an asset’s disposition or use may not be sufficient to support its carrying amount. If such undiscounted cash flows are not sufficient to support the recorded value of assets, an impairment loss is recognized to reduce the carrying value of long-lived assets to their estimated fair value.

Deferred tax assets

Pursuant to SFAS No. 109, a valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. For the quarter ended March 31, 2003 and 2002, we recorded a full valuation allowance against our net deferred tax assets since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely that these assets will not be realized than to be realized. In the event that we were to determine that it would be able to realize some or all of our deferred tax assets, an adjustment to the net deferred tax asset would increase income and/or adjust additional paid-in capital in the period such determination was made.

Operating Performance—Three Months Ended March 31, 2003 and 2002

All discussions of operating results below, unless otherwise noted, reflect continuing operations.

Revenue from ad sales earned under commission-based and service fee-based contracts is recognized in the period the advertising is delivered provided collection of the resulting receivable is reasonably assured. For commission-based contracts we receive commissions on gross billings from web publishers for the sale of impressions of their ad inventory. Revenue earned from commission-based contracts reflects only the amount of the commission earned without any associated cost of revenue. We recognize commissions ratably over the term of the marketing campaign, which typically ranges from one to twelve months. For service fee-based contracts, we purchase advertising space, or ad inventory, from Web publishers and are obligated to pay a service fee to Web publishers for ads placed on their Web sites. Additionally, under service fee-based contracts, we bear the risk of loss from the non-collection of fees payable by marketers for ads sold. Consequently, revenue earned from service fee-based contracts reflects the gross billings of the ad impressions sold. Since we have both commission-based and service fee-based contracts, revenue includes a mix of commissions received under our commission-based contracts and gross billings to our marketing clients under our service fee-based contracts.

The following table summarizes performance of our online segment for the three months ended March 31, 2003 and 2002 (in thousands):

	Three months ended		Variance
	March 31, 2003	March 31, 2002	$	%
Gross billings	$7,214	$4,197	$3,017	71.9%
Net contract commissions	915	1,761	(846)	(48.0)%

GAAP revenue	6,299	2,436	3,863	158.6%
Cost of revenue	4,027	1,581	2,446	154.7%

Gross profit	$2,272	$855	$1,417	165.7%

Gross billings represent the full amount due from marketers for the sale of web publisher ad inventory. We believe gross billings is a relevant and useful measure of financial performance. We use this non-GAAP measure in analyzing the operating performance of the business, as it is indicative of the effectiveness of our sales force and the trends in our business. We calculate our liabilities to certain suppliers and commissions to our sales staff based on gross billings. We are responsible for paying our ad serving vendors based on all advertising delivered for our customers, irrespective of whether we share risk of collection with websites. We use gross billings in discussions with our management team surrounding future performance and as a gauge for making financial decisions and allocating resources. Market share for our industry is based, we believe, upon total advertising billings irrespective of a company’s third party relationship with those suppliers. Gross billings enable us to measure our position in the advertising market. We therefore believe it is important to analyze this non-GAAP financial information along with revenue in discussing our financial performance. Nevertheless, we believe that gross billings should be considered in addition to, not as a substitute for or superior to, GAAP revenue.

Net contract commissions shown in the table above represent the commissions paid to websites whose contracted terms with the company require us to recognize revenue net of the commissions paid to the website.

Gross billings. Gross billings increased 71.9% from $4.2 million for the three months ended March 31, 2002 to $7.2 million for the three months ended March 31, 2003. This increase of $3.0 million is primarily attributable to the purchase of DoubleClick’s North American media business in July 2002. The DoubleClick North American media business represented approximately 600 websites that MaxOnline did not represent prior to the merger. These sites accounted for $4.8 million or 67% of gross billings for the three months ended March 31, 2003. Offsetting this increase we experienced a reduction in billings due to the loss of contracts with certain websites and a general slowdown in internet advertising on our independent network.

Revenue. Revenue for our MaxOnline division increased 158.6% from $2.4 million for the three months ended March 31, 2002 to $6.3 million for the three months ended March 31, 2003. This increase of $3.9 million is primarily attributable to the purchase of DoubleClick’s North American media business in July 2002. Additionally, the percentage of gross billings related to commission-fee based web partners who share the risk of collection with MaxOnline decreased from 65.3% for the three months ended March 31, 2002 to 20.4% for the three months ended March 31, 2003, a decrease of 68.8%. This decrease creates an increase in Cost of revenue and an offsetting decrease in Net contract commissions. If the MaxOnline sale is consummated, we will no longer own the assets used to generate these gross billings or revenue. Accordingly, we do not expect to generate gross billings or revenue from MaxOnline after the sale.

Cost of revenue. Cost of revenue includes service fees paid to our Web publishers under our service fee-based contracts, and third party supplier costs associated with serving ads on our network. Additionally, cost of revenue includes contest fees and insurance expense related to direct marketing promotions. Cost of revenue increased from $1.6 million for the quarter ended March 31, 2002 to $4.0 million for the quarter ended March 31, 2003. This increase is principally due to the increase in the number of service-fee based web partners we had in 2003 compared to 2002. Additionally, we delivered more impressions for advertisers during the quarter ended March 31, 2003 that caused the increase in our ad serving cost of $0.1 million or 14.4% as compared to the quarter ended March 31, 2002.

Gross Profit. Our gross profit of $2.3 million for the first quarter of 2003 represented 36.1% of revenue and 31.5% of gross billings. We had a gross profit of $0.9 million for the first quarter of 2002 which represented 35.1% of revenue and 20.4% of gross billings. The increase in gross profit in the first quarter of 2003 as compared to the first quarter of 2002, was a result of higher revenues and a decrease in the average percentage of gross billings paid to web sites for selling advertisements.

Operating Expenses

Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel, advertising, trade show costs and marketing materials. Sales and marketing expenses were $1.5 million, or 23.2% of revenue, and 20.2% of gross billings, for the quarter ended March 31, 2003. This compares to $2.1 million, or 84.2% of revenue, and 48.8% of gross billings, for the quarter ended March 31, 2002. The Company reduced marketing expenditures $0.6 million, for advertising and industry conference expenses, due to the reduced level of advertising being sought by our clients. If the MaxOnline Sale is consummated, our sales and marketing expenses will be eliminated.

General and Administrative. General and administrative expenses consist primarily of compensation and related benefits, professional service fees, facility related costs, bad debt expense, depreciation and intangible asset amortization. General and administrative expenses increased by $0.4 million to $3.5 million or 54.9% of revenue and 48.0% of gross billings for the quarter ended March 31, 2003, compared to $3.1 million or 128.0% of revenue and 74.3% of gross billings for the quarter ended March 31, 2002. This increase of $0.4 million in general and administrative expenses was primarily attributable to the amortization expense of $0.7 million associated with the intangible assets acquired in the DoubleClick Media purchase in July 2002 and $0.2 million increase in bad debt expense due to higher gross billings during the first quarter of 2003 as compared to the first quarter of 2002. These increases in expense were partially offset by a $0.1 million decrease in settlements and outside professional service fees for work not associated with the Commission investigation, $0.2 million decrease in depreciation expense, and $0.2 million decrease in operating lease expense for computer equipment. If the MaxOnline Sale is consummated, we anticipate that a significant number of our general and administrative employees would no longer be employed by us. As a result, we would expect that general and administrative expenses would decrease following the sale.

Special Charges. On January 25, 2003, the Commission issued a formal order of investigation in connection with non-specified accounting matters, financial reports, public disclosures and trading activity in our securities. In connection with this we have incurred professional fees for legal and forensic accounting services relating to the Commission’s investigation and costs associated with the Company’s indemnification of legal defense costs for certain of the Company’s former officers and employees incurred by them in connection with the Commission’s investigation and related civil litigation. The investigation has resulted in a number of securities class action lawsuits, as well as related derivative suits. We have reached an agreement in principle to settle the securities class action lawsuits, subject to certain conditions, including court approval. We have also settled the derivative lawsuits. Additionally, during the course of our preparation of our quarterly report on Form 10-Q for the quarter ended June 30, 2002, we discovered misclassifications of certain research and development expenses reported in our financial statements for prior periods. Because the auditors that previously reported on the 2001 and 2000 consolidated financial statements have ceased operations, the Company engaged its current auditors to re-audit the Company’s financial results for the years ended December 31, 2001 and 2000. Our re-audited financial statements on our annual report on Form 10-K for the year ended December 31, 2002 were filed with the Commission on May 9, 2003.

During the first quarter of 2002 we incurred or accrued approximately $3.1 million of costs associated with the aforementioned items. These costs were principally for professional fees associated with the Commission’s investigation and the derivative and class action litigation. These costs have diminished significantly during the first quarter of 2003. During the quarter ended March 31, 2003 we incurred an additional $0.4 million of costs to address these issues. These costs principally related to expenses incurred to prepare and file our restated financial statements on our annual report on Form 10-K for the year ended December 31, 2002. If we are able to satisfactorily conclude and resolve the various lawsuits in accordance with our agreements in principle we would anticipate that Special Charges will be reduced in 2003.

(Gain) loss on Sale of adMonitor. On October 2, 2001, we completed the sale of adMonitor, our ad serving technology software, and the technology underlying the ProfiTools solutions to DoubleClick Inc. in exchange for cash of $6.8 million. Additionally, we entered into an agreement which provides that until October 2002, we would not engage in the use, development, licensing, sale or distribution of any technology, product or service that performs ad-management, serving and tracking for third parties with the same or substantially similar purpose as adMonitor. This agreement was later extended to July 2003. The agreement permits us to perform these activities in connection with their media sales and advertising and design services businesses. As part of the sale, we entered into a five-year non-exclusive ad serving agreement for DART, DoubleClick’s ad serving technology, pursuant to which we would purchase a minimum of $3.5 million of DART services over the term of the agreement. The agreement also replaced any obligations that remained under a prior settlement agreement with DoubleClick. Sale proceeds in an amount equal to the minimum purchase commitment under the agreement of $3.5 million were deferred. As we satisfied our minimum purchase commitment under this agreement, we recorded charges to cost of revenue and amortized a corresponding amount of the deferred gain to “(Gain) loss on sale of adMonitor.” In the first quarter of 2002, $0.7 million of the $3.5 million minimum purchase commitment was satisfied. As of December 31, 2002 the entire minimum purchase commitment had been satisfied.

Other Income, Net. For the quarters ended March 31, 2003 and 2002, Other income, net, was $47,000 and $10,000, respectively.

Interest Income. Interest income primarily consists of interest earned on cash balances. Interest income was $0.1 million for the quarter ended March 31, 2003. Interest income was $0.3 million for the quarter ended March 31, 2002. The decrease in interest income in 2003 was primarily from the decrease in cash available for investment and a decline in interest rates.

Provision for income taxes. There was no provision for income taxes for the quarters ended March 31, 2003 and 2002.

Discontinued Operations-MaxDirect. On February 10, 2003, we completed the sale of our MaxDirect traditional direct marketing business to American List Counsel. During the quarter ended March 31, 2003, MaxDirect generated $0.3 million of revenue and incurred approximately $0.3 million of operating expenses associated with its operation, principally personnel costs of over $0.1 million and $0.1 million of amortization of intangible assets for the period. This resulted in a slight operating loss. During the quarter ended March 31, 2002, MaxDirect generated $1.1 million of revenue and incurred $0.9 million of operating expenses including $0.4 million for personnel costs and $0.2 million of amortization of intangible assets. The resulting income from discontinued operations for the period was $0.1 million.

Loss on disposal of MaxDirect. On February 10, 2003, we completed the sale of our MaxDirect traditional direct marketing business to American List Counsel. As consideration for the sale, American List Counsel paid us $2.0 million in cash and assumed certain liabilities on the closing and agreed to pay, monthly, 92.5% of the acquired MaxDirect accounts receivable collected by American List Counsel during the first six months following the closing and 46.25% of the acquired MaxDirect accounts receivable collected by American List Counsel during the second six months following the closing, in each case net of any accounts payable associated with such accounts receivable. In addition, American List Counsel agreed to pay us $0.5 million in cash if revenue generated by the MaxDirect business during the one year period following the closing is at least $2.5 million and an additional $1.0 million in cash if revenue generated by the MaxDirect business during the one year period following the closing is at least $3.5 million. American List Counsel also agreed to pay us $0.50 for each dollar of revenue above $3.5 million generated by the MaxDirect business during the one-year period following the closing.

We incurred approximately $0.4 million of expenses and fees associated with the sale resulting in net proceeds of approximately $1.6 million. MaxDirect’s net assets were approximately $4.1 million; accordingly the Company has recorded a loss on disposal of MaxDirect of $2.5 million. Additionally, the Company recorded a receivable of $0.6 million from American List Counsel for the net amount of payments it anticipates receiving from American List Counsel, relating to the acquired MaxDirect accounts receivable after appropriate deductions for List owner payments, bad debts and collection costs. The Company has not recorded any gain associated with the potential earn-out payments of $0.5 million, $1.0 million or $0.50 for each dollar of revenue above $3.5 million generated by the MaxDirect business during the one-year period following the closing. These gains, if any, will be recorded when earned.

Liquidity and Capital Resources

From our inception through September 1998, we financed our operations primarily through internally generated cash flow. In September 1998, we completed a private placement of equity securities to an individual investor and received $1.9 million in net proceeds. In September 1999, we completed two private placements of equity securities and received $12.9 million in net proceeds. In February 2000, we completed our initial public offering of 7,475,000 shares of our common stock (including 975,000 shares subject to the underwriter’s over-allotment option) at $15.00 per share. The initial public offering resulted in aggregate net proceeds of approximately $102.6 million, net of underwriting discounts and expenses of the offering. The net proceeds from these financings have been, and continue to be used, for general corporate purposes and, historically, for the expansion of our business and operations, to hire additional personnel and to provide additional services.

Net cash used in operating activities was $4.0 million for the quarter ended March 31, 2003 and $11.0 million for the quarter ended March 31, 2002. Cash used in operating activities for the quarter ended March 31, 2003 resulted from a net loss of $5.4 million offset by non cash charges including the loss on sale of MaxDirect of $2.5 million, $0.8 million in intangible asset amortization, $0.4 million in provision for bad debts and advertising credits. In addition, changes in our operating assets and liabilities decreased cash flow from operating activities by $2.5 million. Cash used in operating activities for the quarter ended March 31, 2002 resulted from a net loss of $6.3 million offset by non-cash charges relating primarily to $0.4 million in depreciation, $0.2 million in intangible asset amortization, $0.2 million in provision for bad debts and advertising credits, and the gain on sale of adMonitor of $0.7 million. In addition, changes in our operating assets and liabilities decreased cash flow from operating activities by $4.7 million

Net cash provided by investing activities was $1.5 million for the quarter ended March 31, 2003, and $0.9 million for the quarter ended March 31, 2002. The principal source of cash during the quarter ended in March 31, 2003 was the $1.6 million in net proceeds associated with the sale of MaxDirect to ALC in February 2003. Cash provided by investing activities for the quarter ended March 31, 2002 resulted from $0.6 million in proceeds from the sale of equipment and $0.3 million in repayment of officer loans.

Net cash provided by financing activities was $0.1 million for the quarter ended March 31, 2003, and $21,000 for the quarter ended March 31, 2002. Cash provided by financing activities for the quarter ended March 31, 2003 resulted primarily from the release of $0.1 million of restricted cash.

We do not have any off balance sheet financing activity and do not have any special purpose entities.

As a result of the sale of our MaxDirect division in February 2003 we received $2.0 million in cash on the closing. We incurred approximately $0.4 million of expenses and fees associated with the sale, resulting in net proceeds of approximately $1.6 million. American List Counsel also agreed to pay us, monthly, 92.5% of the acquired MaxDirect accounts receivable collected by American List Counsel during the first six months following the closing and 46.25% of the acquired MaxDirect accounts receivable collected by American List Counsel during the second six months following the closing, in each case net of any accounts payable associated with such accounts receivable. We may also receive $500,000 in cash if gross billings generated by the MaxDirect business during the one quarter period following the closing are at least $2.5 million and an additional $1.0 million in cash if gross billings generated by the MaxDirect business during the one year period following the closing are at least $3.5 million plus another $0.50 for each dollar of revenue generated above $3.5 million. Pursuant to our agreement with American List Counsel, we are also prohibited from operating in the direct marketing business for a period of time following the closing.

If the MaxOnline Sale were consummated, we would no longer own any of the assets we used to generate revenue for the quarter ended March 31, 2003. We would also be prohibited from competing with Focus in the online advertising industry for a period of one year following the closing. We have asked our shareholders to approve, in connection with their approval of the MaxOnline Sale, a plan of liquidation and dissolution. Subsequent to the MaxOnline Sale we would intend to significantly curtail administrative expenses, discharge our outstanding liabilities and initiate the orderly distribution of assets to our shareholders following the sale. Our liabilities may include our payment of $775,000 in settlement of the derivative lawsuit and contingent liabilities including, but not limited to, the settlement of litigation against us in the class action lawsuits, any litigation arising from our sale of MaxOnline to Focus, payments of termination or severance agreements with officers, employees and consultants, payments pursuant to our required indemnification of former officers for their professional fees, payments for directors and officers insurance coverage, and professional fees associated with the liquidation of our corporation and distribution of funds to shareholders. We are unable to reasonably estimate the costs of many of these items and it is not yet probable that we will need to pay others. Accordingly, other than the net $2.8 million settlement anticipated for the derivative and class action lawsuits, and the settlement of the indemnification obligation with Mr. Bohan, we have not recorded a liability for any of these contingent items. In connection with the DoubleClick Media acquisition the Company agreed to pay DoubleClick $6.0 million if, during the three-year period subsequent to consummation of the transaction, the Company achieves proforma earnings for two of three consecutive quarters. Proforma earnings, as defined in the agreement, is earnings before interest, taxes, depreciation and amortization, excluding any one-time non-recurring items, restructuring charges (including facility relocation charges), transaction related costs, including costs incurred in connection with the acquisition or disposition of a business, whether consummated or not, and any asset impairment including the impairment of goodwill. The Company has not achieved proforma earnings for any quarter since the DoubleClick Media acquisition. This contingency was not assumed by American List Counsel in the sale of MaxDirect and will not be assumed by Focus in the sale of MaxOnline. It is possible that payment of any of the contingent liabilities described in this paragraph, or other unknown liabilities will have a material adverse effect on our financial position.

Irrespective of whether we complete the MaxOnline sale, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Inflation

Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation could affect our future performance

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting our interest income.

Interest Rate Risk

The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in money market funds. Although we are subject to interest rate risks, we believe an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on our results from operations. The potential change noted above is based on sensitivity analysis performed by us as of March 31, 2003.

We did not hold derivative financial instruments as of March 31, 2003.

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

The contemplated sale of our MaxOnline division to Focus Interactive would deprive us of our ability to generate revenue from what has historically been our business model. The future of MaxWorldwide is uncertain and if the MaxOnline sale is consummated would result in a liquidation of the company.

On March 12, 2003, we entered into an agreement with Focus Interactive (“Focus”) to sell our online advertising sales and representation business, MaxOnline. Upon the closing of this sale, which is expected to occur on or about June 30, 2003, we will have no operating business and we will not generate any revenue. If the MaxOnline Sale closes, we intend to adopt a plan of liquidation and dissolution pursuant to which we would liquidate and dissolve the Company. If the closing occurs and we liquidate our remaining assets, we can not assure you that we would distribute cash or other assets to our stockholders having a value equal to or greater than the price at which our common stock has traded in the past, currently trades or the price at which it may trade in the future. Moreover, liquidation would require that we keep a significant amount of assets in reserve for a period of time to cover contingent liabilities. Administering a liquidation could also take a long period of time and result in substantial administrative costs.

Our revenue, prospects, operating results and stock price are difficult to forecast and may fluctuate significantly due to the volatility in the internet advertising industry and our relatively short operating history.

We began our business in January 1997 and have a brief operating history which has included the acquisition of three businesses and the disposition of our adMonitor technology. During that time, the Internet advertising industry, the primary industry in which we have historically operated, has experienced significant volatility. The stock market has also experienced extreme price and volume fluctuations during this period, and our stock has been, and may continue to be, highly volatile. Moreover, we are subject to various lawsuits stemming from our announcement of the Commission’s investigation. In addition, in August 2002, we were delisted from trading on the Nasdaq stock market. Given the volatility in our industry and our stock price, our relatively short operating history, and the various lawsuits that followed our announcement of the Commission’s investigation, it is very difficult to forecast future revenue, operating results or stock performance. This unpredictability will likely result in significant fluctuations in our quarterly results and stock price. Therefore, you should not rely on quarter-to-quarter or year-to-year comparisons of results of operations or our historical stock price as an indication of our future performance. You should consider our prospects in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the Internet industry and in an early stage of development, particularly companies in rapidly evolving markets such as online advertising.

These risks include:

-	our ability to manage our growth effectively;

-	our ability to anticipate and adapt to the rapid changes and competitive developments in the internet industry;

-	our ability to manage the volatile demands of our clients;

-	our ability to scale our operation to successfully increase sales;

-	our ability to continue to develop and upgrade our technology;

-	our ability to continue to identify, attract, retain and motivate qualified personnel;

-	market acceptance of the Internet as an advertising medium;

-	delay, cancellation, expiration or termination of advertising contracts;

-	system outages, disruption of the internet, delays in obtaining new equipment or problems with upgrades;

-	seasonality in the demand for advertising;

-	changes in government regulation of the Internet;

-	actual or anticipated variations in our revenue, earnings and cash flow;

-	adoption of new accounting standards affecting our industry;

-	general economic and market conditions, extraordinary events such as the war with Iraq, and economic and market conditions specific to the internet;

-	whether we successfully resolve the various lawsuits that followed our announcement of the Commission’s investigation; and

-	whether the MaxOnline Sale is consummated.

If we are unsuccessful in addressing these risks, our revenue may not grow in accordance with our business model and may fall short of expectations of market analysts and investors, which could negatively affect the price of our stock.

Pending litigation could harm our business.

In March 2002, certain of our current and former stockholders filed multiple securities class action lawsuits against us and certain of our former officers and directors. As described in Note 6 to the Company’s Consolidated Financial Statements, we believe we have reached an agreement in principle to settle the securities class action lawsuits. The settlement is still under negotiation, and will be subject to certain terms and conditions, including court approval. If these suits are not settled, the litigation exposure and the uncertainty associated with this substantial unresolved litigation could seriously harm our business and financial condition. In particular, these lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of these lawsuits also could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to these lawsuits could cause our stock price to decline significantly. If we fail to reach final agreement to settle these lawsuits, we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise, and the size of any such payment could seriously harm our financial condition.

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

Since before our initial public offering, we have been unable to generate a profit during any fiscal year, and we cannot assure you that we will ever return to profitability. We incurred a net loss of approximately $5.4 million for the quarter ended March 31, 2003. Our accumulated deficit from inception, as of March 31, 2003, was approximately $115.8 million. We expect to continue to incur net losses for the foreseeable future due to ongoing operating expenses and the continued expenses of defending ourselves in the securities class actions if we are not able to settle these matters (see above, “Pending litigation could harm our business”). We cannot assure you that we will realize higher revenue. If we do not succeed in substantially increasing our revenue, our losses may continue indefinitely and would likely increase.

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

Our customers, particularly those who are Internet-related companies, have experienced and may continue to experience difficulty raising capital and supporting their current operations and implementing their business plans and, therefore, may elect to reduce the resources they devote to advertising. Many other companies in the Internet industry have ceased operations or filed for bankruptcy protection. These customers may not be able to discharge their payment and other obligations to us. The non-payment or late payment of amounts due to us from our customers could negatively impact our financial condition. If the current environment for Internet marketing and for Internet-related companies does not improve, our business, results of operations and financial condition could be materially harmed. For the quarter ended March 31, 2003, our bad debt expense related to uncollected advertising fees and advertising credits was $0.6 million. This bad debt expense was partially offset by $0.1 million in reserves made against due to website payables, as a result of certain of our Web publishers bearing the risk of non-payment of advertising fees from marketers. Further reductions in advertising spending may occur. We also cannot assure you that even if economic conditions improve, marketing budgets and advertising spending will increase from current levels. As a result, our revenue from advertisements on websites and through email list services may decline significantly in any given period.

The occurrence of extraordinary events, such as the war with Iraq and the attack on the World Trade Center and the Pentagon, may substantially decrease the use of and demand for advertising over the Internet, which may significantly decrease our revenue.

Following the attack on the World Trade Center and the Pentagon, some advertisers cancelled their online advertising purchases. The same may occur due to the continuing unsettled situation in the Middle East. Any additional occurrences of terrorist attacks or other extraordinary events that capture significant attention worldwide may result in similar reductions in the use of and demand for online advertising and may significantly decrease our revenue for an indefinite period of time.

Advertisers may be reluctant to devote a portion of their budgets to Internet advertising and digital marketing solutions.

Companies providing media services on the Internet, including us, must compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers’ total marketing budgets. Widespread use of online advertising depends upon businesses accepting a new way of marketing their products and services. Potential customers may be reluctant to devote a significant portion of their marketing budget to Internet advertising if they perceive the Internet to be a limited or ineffective marketing medium. During the current economic downturn and following the burst of the Internet “bubble,” we believe that many potential customers have shifted their marketing budgets away from online advertising. If the MaxOnline Sale is not consummated, since we expect to derive substantially all of our revenue in the foreseeable future from online advertising, any continued shift in marketing budgets away from Internet advertising spending could materially harm our business, results of operations or financial condition. We believe that online banner advertising has dramatically decreased since the middle of 2001 and has continued to decline throughout 2002, and this is expected to continue through some or all of 2003, which has had and could continue to have a material adverse effect on our business. If advertisers determine that banner advertising is an ineffective or unattractive advertising medium, we cannot assure you that we will be able to effectively make the transition to any other form of Internet advertising. Also, there are “filter” software programs that limit or prevent advertising from being delivered to a user’s computer. The commercial viability of Internet advertising, and our business, results of operations and financial condition, would be materially and adversely affected by Web users’ widespread adoption of such software.

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

For the quarter ended March 31, 2003, revenue from our largest purchaser of advertising accounted for approximately 8.4 % of our MaxOnline gross billings and approximately 9.5% of revenue. Marketers typically purchase advertising under short-term purchase order agreements. We cannot assure you that our top marketers or our other marketers will continue their relationships with us. The loss of one or more of the marketers that represent a significant portion of our revenue could cause our results of operations to suffer. If the MaxOnline Sale is consummated, we will no longer engage in business with marketers. In addition, many of our contracts with Web publishers require us to bear the risk of non-payment of advertising fees from marketers. Accordingly, the non-payment or late payment of amounts due to us from a significant marketer could cause our financial condition to suffer.

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

The markets for online advertising and direct marketing are intensely competitive. We compete with television, radio, cable and print for a share of marketers’ total advertising budgets. We also compete with large Web publishers and Web portals, such as AOL, Lycos, MSN and Yahoo, for the online advertising budgets of marketers. In addition, we compete with various Internet advertising networks. Many of our current and potential competitors enjoy competitive advantages over us, including significantly greater financial, technical and marketing resources. They may also enjoy significantly greater brand recognition and substantially larger bases of Web site clients and marketers.

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

Our technical infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems. Weaknesses or vulnerabilities in the Internet, a user’s personal computer or in our services could compromise the confidential nature of information transmitted over the Internet. These factors could require us to devote significant financial and human resources to protect against future breaches and alleviate or mitigate problems caused by security breaches. Security breaches could result in financial loss, litigation and other liabilities, any of which could cause our results of operations to suffer.

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

We may be liable to third parties for content in the advertising we serve if the music, artwork, text or other content involved violates the copyright, trademark or other intellectual property rights of such third parties or if the content is defamatory. Any claims or counterclaims could be time-consuming, result in costly litigation or divert management’s attention.

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

We depend heavily on several third-party providers of ad serving and Internet and related telecommunication services, including hosting and co-location facilities, in operating our products and services. These companies may not continue to provide services to us without disruptions in service, at the current cost or at all. The costs associated with any transition to a new service provider would be substantial, requiring us to reengineer our computer systems and telecommunications infrastructure to accommodate a new service provider. This process would be both expensive and time-consuming. In addition, failure of our ad serving, Internet and related telecommunications providers to provide the ad serving or data communications capacity in the time frame required by us could cause interruptions in the services we provide. Furthermore, we have periodically experienced minor systems interruptions, including Internet disruptions, which we believe may occur periodically in the future. The continuing and uninterrupted performance of our servers and networking hardware and software infrastructure is critical to our business. Any system failure that causes interruptions in our ability to service our customers could reduce customer satisfaction and, if sustained or repeated, could cause our results of operations to suffer.

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

As of March 31, 2003, we had 24,503,282 shares of common stock outstanding, excluding approximately 4.5 million shares subject to options outstanding as of such date under our stock option plan that are exercisable at prices ranging from $0.45 to $21.06 per share. Additionally, certain holders of our common stock have registration rights with respect to their shares. We may be required to file one or more registration statements in compliance with these registration rights. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock prevailing from time to time. Because of our delisting from Nasdaq, our shares trade only on the “Pink Sheets,” which means that our trading volume is generally much lower that it was when we were traded on Nasdaq. Sales of substantial amounts of common stock, or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock, particularly given our relatively low trading volume.

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

A number of recent acquisitions and consolidations have occurred in our industry. We are subject to anti-takeover provisions that may make it difficult for a third party to acquire us, including the anti-takeover provisions of Section 203 of the Delaware General

Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an “interested stockholder” is a person who, together with affiliates and associates, owns, or within three years prior, did own, 15% or more of the corporation’s voting stock. These provisions will not preclude us from consummating the MaxOnline Sale.

Our common stock was delisted from the Nasdaq Stock Market and as a result, trading of our common stock has become more difficult.

Our common stock was delisted from the Nasdaq Stock Market on August 20, 2002 because we did not timely file our quarterly report on Form 10-Q for the quarter ended June 30, 2002 following our discovery of the misclassification of certain expenses in prior periods as research and development expenses. The result of this action is a limited public market for our common stock. Trading is now conducted in the over-the-counter market in the so-called “Pink Sheets.” Consequently, selling our common stock is more difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and security analysts and news media’s coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume.

As a result of the delisting of our common stock from the Nasdaq National Market, our common stock may become subject to the “penny stock” regulations, including Rule 15g-9 under the Securities Exchange Act of 1934. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. In the event that our common stock becomes subject to the penny stock regulations, the market liquidity for the shares would be adversely affected.

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

The success of our current business depends in part on our ability to effectively manage our existing advertising space. The Web sites that list their unsold advertising space with us are not bound by long-term contracts that would ensure us a consistent supply of advertising space, which we refer to as inventory. In addition, Web sites can change the amount of inventory they make available to us at any time. If a Web site publisher decides not to make advertising space from its Web sites available to us, we may not be able to replace this advertising space with advertising space from other Web sites that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers’ requests. These events could result in lost revenue. We expect that our customers’ requirements will become more sophisticated as the Web matures as an advertising medium. If we fail to manage our existing advertising space effectively in order to meet our customers’ changing requirements, our revenue could decline.

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

In some instances, we earn advertising revenue and make payments to Web publishers based on the number of clicks on advertisements delivered on our network. Advertisers’ and Web publishers’ willingness to use our services and join our network will depend on the extent to which they perceive our measurements of clicks to be accurate and reliable. Advertisers and Web publishers often maintain their own technologies and methodologies for counting clicks and from time to time we have had to resolve differences between our measurements and theirs. Any significant dispute over the proper measurement of clicks or other user responses to advertisements could cause us to lose our customers or advertising inventory.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Within 90 days of the filing date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of the evaluation date its disclosure controls and procedures were effective in alerting the Company to material information relating to the Company required to be included in this report.

In connection with its audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2002, PricewaterhouseCoopers advised the Company’s management and its Audit Committee that it had identified a deficiency, which was designated a “reportable condition” but not a “material weakness.” The reportable condition indicated that there was inadequate independent review of accounting activity performed on amounts appearing in the Company’s consolidated financial statements. The Company believes this resulted from the extent of the effort to restate the prior year financial statements which required management and other finance department resources to devote significant attention to this task while at the same time completing the current year accounts.

(b)	Changes in Internal Controls.

There have been no significant changes in the Company’s internal controls or in other factors that could significant affect these controls subsequent to the date of the evaluation referenced in paragraph (a) of this Item 4.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to lawsuits in the normal course of our business. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Other than as described below, we are not a party to any material legal proceedings.

General Litigation

On April 2, 2001, EMI Communications Corp. filed a lawsuit against the Company in the Queen’s Bench (Brandon Centre), Manitoba, Canada. The suit alleges breach of contract by the Company. The Company believes this suit is without merit and intends to vigorously defend against these claims. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter.

On May 2, 2002, John Bohan, the Company’s former Chief Executive Officer, filed an action against us in the Court of Chancery for the State of Delaware, seeking an order requiring the Company to advance his defense costs in connection with the Commission’s investigation and the related civil litigation in accordance with his indemnification agreement with the Company and its charter documents. On June 6, 2002, the parties entered into a stipulation and order establishing a procedure for the advancement of expenses subject to an undertaking by Mr. Bohan to repay the Company if it is determined that indemnification is not warranted. During the calendar years 2002 and 2003, the Company paid legal and other professional fees and expenses of approximately $1.9 million, in the aggregate, on behalf of certain former officers and directors, including Mr. Bohan, pursuant to their indemnification agreements with the Company and the Company’s charter documents. Mr. Bohan was initially subject to an undertaking with the Company pursuant to which he was obligated to repay all amounts advanced to him by the Company in the event it was determined that that indemnification was not warranted. In April 2003, the Company entered into an agreement, pursuant to which it agreed to terminate Mr. Bohan’s obligations to the Company under this undertaking in exchange for a release from Mr. Bohan of all future indemnification obligations of the Company to Mr. Bohan under his indemnification agreement with the Company and its charter documents. The payment made under this agreement was accrued for in the Company’s December 31, 2002 balance sheet.

On February 3, 2003, Anthony Hauser, a former founder of webMillion.com, Inc., filed against the Company, certain former officers and directors and William Apfelbaum, our Chairman of the Board of Directors, a Demand for Arbitration with the American Arbitration Association in Los Angeles, California. Mr. Hauser claims breach of contract, breach of fiduciary duty, misrepresentation, fraud and securities law violations arising out of the Company’s acquisition of webMillion.com, Inc. He has asserted damages in the amount of $6.0 million. The Company believes this arbitration claim is without merit and intends to vigorously defend against these claims. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

SEC Investigation

On January 25, 2002, the Commission issued a formal order of investigation in connection with non-specified accounting matters, financial reports, public disclosures and trading activity in the Company’s securities. In connection with this investigation, the Commission had requested that the Company provide it with certain documents and other information. The Company has reached an agreement with the Commission to settle its investigation. Pursuant to the settlement, the Company consented to the entry by the Commission of an order relating to certain cash transactions that substantially offset one another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under GAAP. The Commission’s findings in the order, which the Company will not admit or deny, include findings that it improperly recorded and reported revenue from certain barter transactions and misclassified certain research and development expenses in 2000 and 2001. The order requires the Company to cease and desist from further violations of sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act and Rules 12b-20, 13a-1 and 13a-13. The order does not require the Company to pay any fine or monetary damages. In addition, in January 2002, the Company was notified that the Nasdaq National Stock Market Listing Investigations requested certain documents and other information relating to certain transactions pursuant to Marketplace Rule 4330(c). On August 20, 2002, the Company’s common stock was delisted from the Nasdaq National Stock Market as a result of its failure to timely file its quarterly report on Form 10-Q for the quarter ended June 30, 2002.

On February 1, 2002, the Company’s Board of Directors authorized the Audit Committee of the Board of Directors to commence an independent internal investigation into the matters that prompted the Commission’s investigation. The Audit Committee and the Company each engaged special counsel and forensic accounting firms to conduct a comprehensive examination of the Company’s financial records. On May 6, 2002, the Company announced that the Audit Committee had concluded its internal investigation and determined that certain of its financial results for the year ended December 31, 2000 and the three quarters ended September 30, 2001 would be restated. As a result, the Company restated certain of the Company’s financial results as reflected in (i) its annual report on From 10-K for the year ended December 31, 2001, which it filed with the Commission on May 16, 2002, (ii) its amended quarterly report on Form 10-Q for the quarter ended March 31, 2002, which it filed with the Commission on June 11, 2002, (iii) its amended quarterly report on Form 10-Q for the quarter ended September 30, 2000, which it filed with the Commission on June 11, 2002, (iv) its amended quarterly report on Form 10-Q for the quarter ended March 31, 2001, which it filed with the Commission on June 11, 2002, (v) its amended quarterly report on Form 10-Q for the quarter ended June 30, 2001, which it filed with the Commission on June 11, 2002 and (vi) its amended quarterly report on Form 10-Q for the quarter ended September 30, 2001, which it filed with the Commission on June 11, 2002.

Securities Class Actions

Beginning on March 21, 2002, following the announcement of the Commission investigation and the internal investigation by the Audit Committee of the Board of Directors, a number of securities class action complaints were filed against the Company and certain of the Company’s former officers and directors in the United States District Court for the Central District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased the Company’s common stock during the purported class period. The complaints generally allege that during 2000 and 2001 the Company, and the other named defendants, made false or misleading statements of material fact about the Company’s financial statements, including its revenue, revenue recognition policies, business operations and prospects for the years 2000, 2001 and beyond. The complaints seek an unspecified amount of damages on behalf of persons who purchased the Company’s common stock during the purported class period. On July 17, 2002, the securities class actions were consolidated in a single action for all purposes. On July 22, 2002, the court appointed John A. Levin & Co. as the lead plaintiff in the consolidated action. On September 20, 2002, the lead plaintiff filed its consolidated amended class action complaint. On March 18, 2003 the court granted the Company’s motion to dismiss the consolidated class action lawsuit for failure to state a claim upon which any relief may be granted and the consolidated class action lawsuit was dismissed without prejudice. Because the class action lawsuit was dismissed without prejudice, plaintiffs have an opportunity to amend the complaint against the defendants. The Company has reached an agreement in principle with the lead plaintiff to settle the class action for approximately $5.0 million. Final terms of the settlement are still under negotiation and are subject to certain terms and conditions, including court approval. The $5.0 million settlement is included in “Accrued expenses and other current liabilities” at March 31, 2003 and December 31, 2002, respectively. Included in “Prepaid expenses and other current assets” at March 31, 2003 and December 31, 2002, respectively is approximately $2.2 million relating to insurance proceeds that the Company received subsequent to March 31, 2003.

In July 2002, the Company was named as a defendant in a securities class action complaint initially filed against Homestore.com, Inc. in the United States District Court for the Central District of California. The complaint generally alleges that the Company knowingly participated in Homestore’s scheme to defraud the investing public by entering into improper transactions with Homestore in the second and third quarters of 2001. The complaints seek an unspecified amount of damages on behalf of persons who purchased Homestore.com’s common stock during the purported class period. In March 2003, the lawsuit was dismissed with prejudice with respect to the Company and it was not required to pay any damages. On April 14, 2003, the lead plaintiff in the case filed a motion for certification to gain the court’s permission to pursue an interlocutory appeal of the court’s dismissal of the claims against the Company. The Company intends to oppose the motion for certification of the interlocutory appeal.

Derivative Actions

Beginning on March 22, 2002, the Company has been named as a nominal defendant in at least two derivative actions, purportedly brought on the Company’s behalf, filed in the Superior Court of the State of California for the County of Los Angeles. The derivative complaints allege that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company, engaged in abuses of their control of the Company, wasted corporate assets, and grossly mismanaged the Company. The plaintiffs seek unspecified damages on the Company’s behalf from each of the defendants. The Company has settled these derivative actions for $775,000 in attorneys’ fees and the Company’s agreement to adopt certain corporate therapeutic actions. The Company has received insurance proceeds sufficient to satisfy the $775,000 to be paid by it in settlement of the derivative suits, accordingly, no provision has been made in the 2002 Consolidated Statement of Operations for this settlement. The $775,000 is included in both “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities” at March 31, 2003 and December 31, 2002, respectively.

Other Legal Matters

We periodically may become subject to other legal proceedings in the ordinary course of our business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

2.1*

Asset Purchase Agreement dated February 10, 2003 (“ALC Agreement”) among L90, American List Counsel, Inc. and Data Marketing New England, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on February 10, 2003, which is incorporated herein by reference)

2.2*

Agreement and Plan of Merger dated March 12, 2003 (“Focus Agreement”) by and among Bulldog Holdings, Inc., Focus Interactive, Inc., Millie Acquisition Sub, LLC, MaxWorldwide, L90 and Picasso Media Acquisition, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 12, 2003, which is incorporated herein by reference)

10.1	ALC Agreement (Exhibit 2.1)

10.2	Focus Agreement (Exhibit 2.2)

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission.

(b)	Reports on Form 8-K

(1)	Current Report on Form 8-K files with the Commission on February 20, 2003.

(2)	Current Report on Form 8-K files with the Commission on March 14, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXWORLDWIDE, INC., a Delaware corporation

By:	/s/ Mitchell Cannold
Mitchell Cannold
President and Chief Executive Officer

Date:  May 20, 2003

By:	/s/ William H. Mitchell
William H. Mitchell
Chief Financial Officer

Date:  May 20, 2003

By:	/s/ Hyunjin Lerner
Hyunjin Lerner
Chief Accounting Officer

Date:  May 20, 2003

CERTIFICATION

PURSUANT TO 17 CFR 240.13a-14

PROMULGATED UNDER

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mitchell Cannold, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MaxWorldwide, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003

/s/ Mitchell Cannold
Mitchell Cannold
President and Chief Executive Officer

CERTIFICATION

PURSUANT TO 17 CFR 240.13a-14

PROMULGATED UNDER

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William H. Mitchell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MaxWorldwide, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003

/s/ William H. Mitchell
William H. Mitchell
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description

2.1	*

Asset Purchase Agreement dated February 10, 2003 (“ALC Agreement”) among L90, American List Counsel, Inc. and Data Marketing New England, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on February 10, 2003, which is incorporated herein by reference)

2.2	*

Agreement and Plan of Merger dated March 12, 2003 (“Focus Agreement”) by and among Bulldog Holdings, Inc., Focus Interactive, Inc., Millie Acquisition Sub, LLC, MaxWorldwide, L90 and Picasso Media Acquisition, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 12, 2003, which is incorporated herein by reference)

10.1		ALC Agreement (Exhibit 2.1)

10.2		Focus Agreement (Exhibit 2.2)

99.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission.