Form 10-Q
period 2003-06-30
MAXWORLDWIDE INC
filed 2003-08-26
CIK 1176983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                 to

Commission File Number: 000-49906

MaxWorldwide, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-0487484 (I.R.S. Employer Identification No.)

1 Sound Shore Drive, Suite 201 Greenwich, Connecticut (Address of principal executive offices)	06830 (Zip Code)

(203 869-7825)

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of July 31, 2003, MaxWorldwide, Inc. had 24,503,282 shares of its Common Stock, $.001 par value per share, outstanding.

MAXWORLDWIDE, INC. AND SUBSIDIARIES

i

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements (unaudited)

MAXWORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share amounts)

	June 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$30,722	$33,253
Restricted cash	1,475	750
Accounts receivable, net of allowance of $7,952 and $9,412 at June 30, 2003 and December 31, 2002, respectively	4,505	13,959
Prepaid expenses and current assets	2,192	3,634

Total current assets	38,894	51,596
Property and equipment, net	289	561
Restricted cash	—	1,130
Goodwill	1,285	2,961
Intangible assets, net	1,565	5,436
Other assets	—	259

Total assets	$42,033	$61,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$126	$787
Due to websites, net	3,263	5,025
Due to list owners, net	—	5,667
Accrued expenses and other current liabilities	7,984	13,181
Deferred revenue	1,530	1,497

Total current liabilities	12,903	26,157
Other liabilities	—	78

Total liabilities	12,903	26,235
Stockholders’ Equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized; none outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock, $0.001 par value, 53,333,333 shares authorized; 29,796,921 shares issued at June 30, 2003 and December 31, 2002, respectively	30	30
Additional paid-in capital	148,742	148,742
Treasury stock, 5,293,639 shares	(2,647)	(2,647)
Accumulated deficit	(116,995)	(110,417)

Total stockholders’ equity	29,130	35,708

Total liabilities and stockholders’ equity	$42,033	$61,943

The accompanying notes are an integral part of these consolidated financial statements.

MAXWORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Revenue:
Service fee-based revenue	$5,986	$1,440	$11,702	$2,895
Commission-based revenue	541	1,048	1,124	2,029

Total revenue	6,527	2,488	12,826	4,924
Cost of revenue	3,668	1,613	7,694	3,193

Gross profit	2,859	875	5,132	1,731
Operating expenses (income):
Sales and marketing	1,319	1,358	2,779	3,408
General and administrative	2,503	4,116	5,963	7,235
Special charges	321	5,383	731	8,500
Other impairment charges	—	1,435	—	1,435
Gain on sale of adMonitor	—	(1,636)	—	(2,304)

Total operating expenses	4,143	10,656	9,473	18,274

Operating loss	(1,284)	(9,781)	(4,341)	(16,543)
Other income (expense), net	30	(5)	77	5
Interest income	89	179	204	465

Loss from continuing operations before provision for income taxes	(1,165)	(9,607)	(4,060)	(16,073)
Provision for income taxes	—	—	—	—

Loss from continuing operations	$(1,165)	$(9,607)	$(4,060)	$(16,073)
Income (loss) from discontinued operations	—	130	(8)	273
Loss on sale of discontinued operations	—	—	(2,510)	—

	—	130	(2,518)	273

Net loss	$(1,165)	$(9,477)	$(6,578)	$(15,800)

Loss per share from continuing operations:
Basic and diluted	$(0.05)	$(0.38)	$(0.17)	$(0.64)
Income (loss) per share from discontinued operations:
Basic and diluted	$—	$0.01	$(0.10)	$0.01

Net loss per share:
Basic and diluted	$(0.05)	$(0.38)	$(0.27)	$(0.63)

Weighted average number of common shares outstanding-basic and diluted	24,503	24,997	24,503	24,994

The accompanying notes are an integral part of these consolidated financial statements.

MAXWORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six months ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,578)	$(15,800)
Adjustments to reconcile net loss to cash used in operating activities-
Depreciation expense	205	705
Other intangible asset amortization	1,347	343
Provision for bad debt and advertising credits	283	439
Provision for officer loans	—	103
Gain on sale of adMonitor	—	(2,304)
Impairment of fixed assets	—	336
Loss on sale of MaxDirect	2,510	—
Changes in assets and liabilities, net of sale of discontinued operations
Decrease in accounts receivable	3,875	1,594
Decrease (increase) in prepaid expenses and other assets	2,386	(5,524)
(Decrease) Increase in accounts payable	(661)	1,627
Decrease in due to websites and list owners	(2,732)	(4,052)
Increase (decrease) in deferred revenue	33	(237)
Increase (decrease) in accrued expenses and other liabilities	(5,077)	8,238

Net cash used in operating activities	(4,409)	(14,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(90)	(479)
Proceeds from sale of MaxDirect, net	1,574	—

Net cash provided by investing activities	1,484	174

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under capital lease obligations	(11)	(143)
Restricted cash	405	(470)

Net cash provided by (used in) financing activities	394	(509)

Net decrease in cash	(2,531)	(14,867)
Cash and cash equivalents, beginning of period	33,253	63,831

Cash and cash equivalents, end of period	$30,722	$48,964

The accompanying notes are an integral part of these consolidated financial statements.

MAXWORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Description of the Business and Significant Accounting Policies

Description of the Business

MaxWorldwide, Inc. and its subsidiaries (collectively, the “Company” or “MaxWorldwide”) are an Internet-based provider of marketing solutions for advertisers and Web publishers. The Company provided fully outsourced ad sales, as well as ad serving, direct marketing and sweepstakes promotions. The Company developed targeted marketing campaigns that leveraged the capabilities of the Internet.

As discussed in Note 2, the Company sold its MaxDirect division in February 2003. This division specialized in offline list management, alternative media, and sophisticated data analytical services. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets,” the operating results of MaxDirect have been reclassified and are separately presented for all reporting periods as discontinued operations.

As discussed in Note 2, in March 2003, the Company entered into an agreement to sell substantially all of the assets of its MaxOnline division. This sale closed on July 31, 2003 and following the closing of this transaction, the Company adopted a plan of liquidation and dissolution pursuant to which it will liquidate and dissolve the Company. The accompanying financial statements have not been adjusted to reflect the impact of liquidating the Company.

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

The Company maintains an allowance for doubtful accounts that represents management’s estimate of expected losses on specific accounts and inherent losses on other as yet unidentified accounts included in accounts receivable. In estimating the potential losses on specific accounts, management performs ongoing credit evaluations of its customers based on management’s analysis and reviews of available public documents. Additionally, the Company establishes contra-liability accounts against amounts due to websites, as a result of certain of the Company’s web publishers bearing the risk of non-payment of advertising fees from marketers. As of June 30, 2003 and December 31, 2002, the total reserves against amounts due to websites were approximately $1.7 million and $1.4 million, respectively, and reserves for due to list owners was approximately $0.5 million at December 31, 2002.

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful life of the asset using the straight-line method

MAXWORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

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

Goodwill and Other Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” prescribe a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year as of October 1st. No indicators of impairment were identified during the six months ended June 30, 2003.

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

For the three and six months ended June 30, 2003 and 2002, there were outstanding options and warrants to purchase approximately

MAXWORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.4 million and 2.4 million shares of common stock, respectively that were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. As a result, the basic and diluted net loss per share amounts are equal for all periods presented.

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

Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	(in thousands, except per share data)
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss as reported	$(1,165)	$(9,477)	$(6,578)	$(15,800)
Add: Stock based employee compensation expense determined under fair value based method	(546)	(625)	(1,479)	(987)

Pro forma net loss	$(1,711)	$(10,102)	$(8,057)	$(16,787)
Basic and diluted net loss per share:
As reported	$(0.05)	$(0.38)	$(0.27)	$(0.63)
Pro forma per FAS 123	$(0.07)	$(0.40)	$(0.33)	$(0.67)
Weighted average shares	24,503	24,997	24,503	24,994

The per share weighted average fair value of options granted for the six months ended June 30, 2003 and 2002 was $0.29 and $0.79, respectively, on the grant date with the following weight average assumptions:

	Six months ended June 30,
	2003		2002
Expected dividend yield	0.0%		0.0%
Risk free interest rate	2.5%		3.5%
Expected life	4.0	Yrs	4.0	Yrs
Volatility	87.6%		87.6%

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

MAXWORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

NOTE 2 – Business Transactions

Sale of MaxOnline

On March 12, 2003, the Company entered into an agreement with Bulldog Holdings, Inc. (“Focus”) and certain of its affiliates, including Focus Interactive, Inc., formerly Excite Network, Inc., to sell substantially all of the Company’s assets and liabilities related to its MaxOnline division (the “MaxOnline Sale”). The MaxOnline Sale closed on July 31, 2003. Pursuant to the merger agreement, Focus paid the Company $3.0 million upon closing of the MaxOnline Sale, and is obligated to pay the Company an additional $2.0 million within one year following the closing or at the election of Focus, up to six months thereafter, and up to an additional $1.0 million based upon the achievement of certain revenue milestones. Focus also agreed to reimburse the Company, within one year after the effective time of the merger, the amount of any positive working capital (as defined in the merger agreement) in the MaxOnline business it acquires as a result of the merger. The preliminary working capital amount is estimated to be approximately $2.5 million. The final working capital amount will be determined 150 days following the effective time of the merger. In addition, Focus is to pay the Company 70% of the accounts receivable transferred to Focus under the merger agreement and collected by it during the eight month period beginning 120 days following the effective time of the merger (net of certain expenses and accounts payable associated with such accounts receivable).

The Company incurred approximately $0.8 million of expenses and fees associated with the MaxOnline sale resulting in net proceeds of approximately $4.3 million, of which $2.0 million is in the form of a secured note, payable to the Company within 12 to 18 months of the date of sale. The Company will record a gain on sale of MaxOnline of approximately $4.6 million in the third quarter. Additionally, the Company recorded a receivable of $2.5 million from Focus, representing the positive working capital (as defined in the merger agreement) Focus acquired as a result of the MaxOnline sale. The Company will record any gain associated with the $1.0 million in potential earn-out payments if and when certain revenue milestones are achieved.

Following the closing of the MaxOnline Sale, the Company adopted a plan of liquidation and dissolution pursuant to which it will liquidate the Company and dissolve the corporation. Accordingly the Company does not plan to operate any businesses following the sale of MaxOnline. Following the consummation of the MaxOnline Sale, the Company will significantly curtail administrative expenses, discharge its outstanding liabilities and initiate the orderly distribution of its remaining assets to its shareholders. The Company’s financial statements have not been adjusted to reflect the impact of liquidating the Company.

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

The Company incurred approximately $0.4 million of expenses and fees associated with the sale resulting in net proceeds of approximately $1.6 million. MaxDirect’s net assets at the time of the transaction were approximately $4.1 million; accordingly the Company has recorded a loss on disposal of MaxDirect of $2.5 million. Additionally, the Company recorded a receivable of $0.6 million from American List Counsel, which was not part of the $4.1 million in net assets, for the net amount of payments it anticipates receiving from American List Counsel, relating to the acquired accounts receivable after appropriate deductions for List owner payments, bad debts and collection costs. The Company has not recorded any gain associated with the potential earn-out payments of $0.5 million, $1.0 million or $0.50 for each dollar of revenue above $3.5 million generated by the MaxDirect business during the one-year period following the closing. These gains, if any, will be recorded when earned.

The MaxDirect division generated commission-based revenue of approximately $0.0 million and approximately $1.0 million for the three months ended June 30, 2003 and 2002, respectively. Net income from discontinued operations was $0.0 and $0.1 million for the three months ended June 30, 2003 and 2002, respectively. The MaxDirect division generated commission-based revenue of approximately $1.1 million and $2.0 million for the six months ended June 30, 2003 and 2002, respectively. Net income (loss) from discontinued operations was ($8,000) and $0.3 million for the six months ended June 30, 2003 and 2002, respectively.

MAXWORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

DoubleClick Media Acquisition

On July 10, 2002, the Company purchased substantially all the assets of DoubleClick’s North American media business (“DoubleClick Media”). In exchange for the assets of the media business, MaxWorldwide issued to DoubleClick, 4.8 million shares of MaxWorldwide common stock, valued at approximately $4.1 million and paid $5.0 million in cash. The value of the common shares issued was determined based on the average market price of the Company’s common stock, as quoted on the Nasdaq National Market for the two days immediately prior to the day of, the day of, and the two days immediately after the number of shares and cash consideration became irrevocably fixed pursuant to the agreement. The aggregate purchase price of $10.4 million included approximately $1.3 million of direct acquisition costs. DoubleClick may also receive an additional $6.0 million if, during the three-year period subsequent to consummation of the transaction, MaxWorldwide achieves proforma earnings, for two out of three consecutive quarters. Proforma earnings, as defined in the merger agreement, is earnings before interest, taxes, depreciation and amortization, excluding any one- time non-recurring items, restructuring charges (including facility relocation charges), transaction related costs, including costs incurred in connection with the acquisition or disposition of a business, whether consummated or not, and any asset impairment, including impairment of goodwill. The Company has not achieved proforma earnings in any quarter since the acquisition of DoubleClick Media.

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

(in thousands, except per share data)
Six months ended June 30, 2002
Revenue	$22,284
Net loss	$(17,947)
Net loss per basic and diluted share	$(0.63)

NOTE 3 – Cessation of the Business and Pro Forma Liquidation Basis Presentation

On July 22, 2003, the Company stockholders approved a proposal to adopt a plan of liquidation and dissolution, pursuant to which we will dissolve and liquidate the Company. The Company intends to significantly curtail administrative expenses, discharge its outstanding liabilities and initiate an orderly distribution of its remaining assets to its stockholders. As a result of the MaxOnline Sale, substantially all of our operating assets, excluding our cash, our tradename, MaxWorldwide, and certain limited intellectual property, were sold to Focus. In addition, following the MaxOnline Sale, the Company terminated the employment of most of its employees, including several of its executive officers, and paid or is obligated to pay approximately $1.5 million in severance and bonus payments to these and other employees. Also, in connection with the sale of the MaxOnline business, the Company paid approximately $389,000 to certain employees in cancellation of all outstanding stock options held by those employees.

Liquidation basis of accounting and financial statement presentation, which was adopted on July 31, 2003, requires the Company to accrue an estimate for all liabilities related to expenses to be incurred during the wind down period. Additionally, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts. In addition, the liabilities stated below do not reflect potential claims presently unknown to the Company but which may be brought in the future. The below liabilities also do not reflect the potential claims discussed in Note 6 “Contingencies” (other than the $5.0 million settlement of the securities class action lawsuits), including without limitation, the claims made by DoubleClick Inc., Anthony Hauser and Thomas Sebastian. The Company also did not accrue the potential earnouts of $1.0 million for the MaxOnline Sale and $5.0 million, $1.0 million or $.50 for each dollar of revenue for the sale of MaxDirect to ALC.

The pro forma balance sheet as of June 30, 2003 reflects (1) the adoption of liquidation basis of accounting, (2) July 2003 activity, (3) the sale to Focus net liabilities of $0.3 million, which was comprised of $4.2 million in assets and $4.5 million of liabilities, and (4) receivable from Focus of $7.5 million, comprised of $5 million in proceeds from the sale, and $2.5 million for the preliminary working capital that Focus agreed to reimburse the Company, within one year after the effective time of the merger. The final working capital amount will be determined 150 days following the effective time of merger.

MaxWorldwide, Inc.

Pro Forma Balance Sheet (Liquidation Basis of Accounting)

June 30, 2003

MAXWORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

		(in thousands)
	Historical	Adjustments		Proforma
ASSETS
Cash and cash equivalents	$30,722	$(1,302)	a	$29,420
Restricted Cash	1,475	(500)	a	975
Accounts receivable, net	4,505	(4,505)	a	—
Amounts due from Focus Interactive	—	7,535	a	7,535
Prepaid expenses and other current assets	2,172	(1,847)	a,b	325
Property and equipment, net	289	(239)	a,b	50
Goodwill and Intangibles, net	2,850	(2,850)	a	—
Other assets	20	(20)	b	—

Total assets	$42,033	$(3,728)		$38,305

LIABILITIES
Accounts payable	$126	$8	a	$118
Due to websites, net	3,263	(3,263)	a	—
Accrued expenses and other current liabilities	7,984	(582)	a	7,402
Accrued liquidation expense	—	5,112	c	5,112
Deferred revenue	1,530	(1,530)	a	—

Total liabilities	12,903	(271)		12,632

Net assets	$29,130	$(3,457)		$25,673

(a)	Adjustment to reflect MaxOnline Sale and July 2003 activity.

(b)	Adjustment to represent the estimated fair value of the assets as a result of the decision to wind down the affairs of the Company.

(c)	Represents accrual for estimated future costs to wind down operations from July 1, 2003 to August 28, 2006. Such costs include compensation, severance and benefits, insurance, professional fees, phones, other miscellaneous operating assets and office lease obligations for remainder of terms.

NOTE 4 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows (in thousands):

	MaxDirect	MaxOnline	Total
Balance at December 31, 2002	$1,676	$1,285	$2,961
Sale of MaxDirect	(1,676)	—	(1,676)

Balance at June 30, 2003	$—	$1,285	$1,285

Intangible assets consist of the following (in thousands):

	June 30, 2003
					December 31, 2002
	Weighted average amortization period (in months)	Gross carrying amount	Accumulated amortization	Net intangible assets	Net intangible assets
Customer lists	24	$2,600	$(1,750)	$850	$3,568
Website network	24	1,300	(875)	425	752
Purchased technology	36	180	(58)	122	526
Non-compete agreements and other	19	720	(553)	167	590

	24	$4,800	$(3,236)	$1,564	$5,436

Intangible asset amortization was $0.6 million and $0.2 million for the three months ended June 30, 2003 and 2002, respectively. For six months ended June 30, 2003 and 2002 intangible asset amortization was $1.3 million and $0.3 million, respectively.

MAXWORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

The balance of goodwill and intangible assets was written off upon the consummation of the MaxOnline sale on July 31, 2003, and is included in the calculation of the gain on the transaction.

Net intangible assets relating to the MaxDirect division was $2.6 million at December 31, 2002.

NOTE 5 – Impairment Charges

Throughout 2002, the Company continued taking certain actions to increase operational efficiencies and bring costs in line with revenue. These measures resulted in the continued consolidation of the Company’s leased office, as well as the impairment of certain computer equipment as the estimated fair value of this equipment was determined to be lower than the carrying value of these assets. As a consequence, the Company recorded $1.4 million and $500,000 of charges to operations during the second and third quarters of 2002, respectively.

During the six months ended June 30, 2003, no such charges were recorded.

As of June 30, 2003, approximately $435,000 and $36,000 of the total lease charges recorded remained accrued in “Accrued expenses and other current liabilities” and “Long-term obligations,” respectively. The following table sets forth a summary of the balance of the reserves established (in thousands).

Future Lease Costs
Balance at December 31, 2002	$1,898
Cash expenditures	(1,427)

Balance at June 30, 2003	$471

NOTE 6 – Contingencies

a.	Legal Matters

The Company may become subject to legal proceedings from time to time in the normal course of business. The following is a summary of the outstanding actions.

General Litigation

On April 2, 2001, EMI Communications Corp. filed a lawsuit against the Company in the Queen’s Bench (Brandon Centre), Manitoba, Canada. The suit alleges breach of contract by the Company and is seeking damages of $270,000. The Company believes this suit is without merit and intends to vigorously defend against these claims. However, due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of this matter.

On May 2, 2002, John Bohan, the Company’s former Chief Executive Officer, filed an action against us in the Court of Chancery for the State of Delaware, seeking an order requiring the Company to advance his defense costs in connection with the Commission’s investigation and the related civil litigation in accordance with his indemnification agreement with the Company and its charter documents. On June 6, 2002, the parties entered into a stipulation and order establishing a procedure for the advancement of expenses subject to an undertaking by Mr. Bohan to repay the Company if it is determined that indemnification is not warranted. During the calendar years 2002 and 2003, the Company paid legal and other professional fees and expenses of approximately $1.9 million (recorded during the second quarter of 2002), in the aggregate, on behalf of certain former officers and directors, including Mr. Bohan, pursuant to their indemnification agreements with the Company and the Company’s charter documents. Mr. Bohan was initially subject to an undertaking with the Company pursuant to which he was obligated to repay all amounts advanced to him by the Company in the event it was determined that that indemnification was not warranted. In April 2003, the Company entered into an agreement, pursuant to which it agreed to terminate Mr. Bohan’s obligations to the Company under this undertaking in exchange for a release from Mr. Bohan of all future indemnification obligations of the Company to Mr. Bohan under his indemnification agreement with the Company and its charter documents. The payment made under this agreement was accrued for in the Company’s December 31, 2002 balance sheet and in the related Statement of Operations for the year then ended and is included in the $1.9 million of costs described above.

On February 3, 2003, Anthony Hauser, a former founder of webMillion.com, Inc., filed against the Company, certain former officers

MAXWORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

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

On July 7, 2003, InternetFuel.com, Inc. filed a breach of contract lawsuit against the Company in the Los Angeles Superior Court, San Fernando North Valley District, California. The suit alleged breach of contract by the Company with respect to a series of alleged agreements to purchase Internet advertising services. InternetFuel.com is seeking damages in an amount equal to $99,635, plus legal costs and interest. The Company believes this suit is without merit and intends to vigorously defend itself against these claims. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter.

On July 9, 2003, the Company sent a letter to DoubleClick Inc. notifying DoubleClick that the Company intends to pursue legal claims against DoubleClick arising out of the sale of DoubleClick’s online media business to the Company on July 10, 2002. These claims are for indemnification for alleged violations by DoubleClick of the Agreement and Plan of Merger pursuant to which the Company purchased their online media business. In the letter, the Company also reserves the right to pursue legal claims outside of the Agreement and Plan of Merger, which relate to the sale of DoubleClick’s online media business. These claims include, but are not limited to, claims for fraudulent inducement, breach of covenants in the Agreement and Plan of Merger, tortious interference with contractual relations and tortious interference with prospective economic advantage. The claims against DoubleClick for indemnification under the Agreement and Plan of Merger are for not less than $6.5 million, and the legal claims outside of the Agreement and Plan of Merger are for an unspecified amount.

On that same date, the Company received a letter from DoubleClick advising it that DoubleClick intends to pursue certain legal claims against the Company arising out of the sale of DoubleClick’s online media business to the Company on July 10, 2002. These claims are for indemnification for alleged violations by the Company of the Agreement and Plan of Merger. In addition, the letter notifies the Company that DoubleClick intends to pursue additional claims outside of the Agreement and Plan of Merger for fraud in the inducement and securities fraud, relating to the sale of the online media business. DoubleClick is seeking damages of not less than $10 million. The Company believes these claims are without merit and the Company intends to vigorously defend itself all of these claims if and when they are brought.

On July 17, 2003, Thomas Sebastian, the Company’s former Chief Financial Officer, filed an action against the Company in the Court of Chancery for the State of Delaware, seeking an order requiring the Company to advance his defense costs in connection with the Commission’s investigation and the related civil litigation in accordance with his indemnification agreement with the Company and its charter documents. Mr. Sebastian is also seeking to enjoin the Company from making any distribution pursuant to its Plan of Liquidation and dissolution until the Company has satisfied the claimed existing indemnification obligations and made adequate provision to fund future indemnification obligations to Mr. Sebastian. Mr. Sebastian is subject to an undertaking with the Company, pursuant to which he is obligated to repay all amounts advanced to him by the Company in the event it is determined that that indemnification was not warranted. This action is still in the preliminary stages and the Company is unable to assess at this time the merits of the action.

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

MAXWORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

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

Restatements

On February 1, 2002, our Board of Directors authorized the Audit Committee of the Board of Directors to commence an independent internal investigation into the matters being investigated by the Commission. The Audit Committee and the Company each engaged special counsel and a forensic accounting firm to conduct a comprehensive examination of our financial records. On May 6, 2002, the Company announced that the Audit Committee had concluded its internal investigation and determined that certain of its financial results for the years ended December 31, 2001 and December 31, 2000 would be restated. As a result, the Company restated certain of its financial results as reflected in (i) its annual report on From 10-K for the year ended December 31, 2001, with the Commission on May 16, 2002, and (ii) its amended quarterly reports on Form 10-Q for the quarters ended March 31, 2002, September 30, 2000, March 31, 2001, June 30, 2001 and September 30, 2001, filed with the Commission on June 11, 2002.

On June 28, 2002, the Company dismissed Arthur Andersen, LLP as our independent accountant. On July 9, 2002, we appointed PricewaterhouseCoopers LLP as our new independent accountant. During the course of our preparation of our quarterly report on Form 10-Q for the quarter ended June 30, 2002, we discovered certain errors in the application of generally accepted accounting principles in the United States (“GAAP”) which required restatement of our previously issued financial statements. Because the auditors that previously reported on the 2001 and 2000 consolidated financial statements have ceased operations, we engaged our current auditors to re-audit our financial results for the years ended December 31, 2001 and 2000. These audits have resulted in a restatement of our financial statements for the years ended December 31, 2000 and 2001 and for the quarter ended March 31, 2002. For a full description of the restatements, see Note 2 to our consolidated financial statements in our Annual Report on Form 10-K filed with the Commission on May 9, 2003.

Securities Class Actions

Beginning on March 21, 2002, following the announcement of the Commission investigation and the internal investigation by the Audit Committee of the Board of Directors, a number of securities class action complaints were filed against the Company and certain of the Company’s former officers and directors in the United States District Court for the Central District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased the Company’s common stock during the purported class period. The complaints generally allege that during 2000 and 2001 the Company, and the other named defendants, made false or misleading statements of material fact about the Company’s financial statements, including its revenue, revenue recognition policies, business operations and prospects for the years 2000, 2001 and beyond. The complaints seek an unspecified amount of damages on behalf of persons who purchased the Company’s common stock during the purported class period. On July 17, 2002, the securities class actions were consolidated in a single action for all purposes. On July 22, 2002, the court appointed John A. Levin & Co. as the lead plaintiff in the consolidated action. On September 20, 2002, the lead plaintiff filed its consolidated amended class action complaint. On March 18, 2003 the court granted the Company’s motion to dismiss the consolidated class action lawsuit for failure to state a claim upon which any relief may be granted and the consolidated class action lawsuit was dismissed without prejudice. Because the class action lawsuit was dismissed without prejudice, plaintiffs have an opportunity to amend the complaint against the defendants. The Company has reached an agreement in principle with the lead plaintiff to settle the class action for approximately $5.0 million. Final terms of the settlement are still under negotiation and are subject to certain terms and conditions, including court approval. The $5.0 million settlement is included in “Accrued expenses and other current liabilities” at June 30, 2003 and December 31, 2002, respectively. Included in “Prepaid expenses and other current assets” at December 31, 2002 is approximately $2.2 million relating to insurance proceeds that the Company received in April 2003.

In July 2002, the Company was named as a defendant in a securities class action complaint initially filed against Homestore.com, Inc.

MAXWORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

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

Derivative Actions

Beginning on March 22, 2002, the Company has been named as a nominal defendant in at least two derivative actions, purportedly brought on the Company’s behalf, filed in the Superior Court of the State of California for the County of Los Angeles. The derivative complaints allege that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company, engaged in abuses of their control of the Company, wasted corporate assets, and grossly mismanaged the Company. The plaintiffs seek unspecified damages on the Company’s behalf from each of the defendants. The Company settled these derivative actions for $775,000 in attorneys’ fees and the Company’s agreement to adopt certain corporate therapeutic actions. The $775,000 was included in both “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities at December 31, 2002.

Special Charges

The costs associated with of the Commission’s investigation, the associated securities class action and derivative lawsuits, and the re-audits of the Company’s financial statements have been included within Special Charges in the Consolidated Statement of Operations. These charges amounted to $0.3 million and $5.4 million during the three months ended June 30, 2003 and 2002, respectively. Total Special Charges for the six months ended June 30, 2003 and 2002 were $0.7 million and $8.5 million respectively. The Company believes these costs will continue in 2003 and that, although the amounts cannot be reasonably estimated at this time, they may be material.

Included within Special charges during the six months ended June 30, 2003, were approximately $0.5 million of costs associated with the Company’s indemnification of legal defense costs for certain of the Company’s former officers and employees incurred by them in connection with the Commission’s investigation and related civil litigation. The Company is subject to continuing indemnification obligations to certain individuals for such costs under indemnification agreements with such individuals and pursuant to the Company’s charter documents. Each of these individuals has entered into an undertaking with the Company which requires such individual to repay the Company amounts advanced if it is determined that indemnification is not warranted. Due to the inherent uncertainties of litigation, the Company cannot estimate the ultimate amount of such costs and therefore no accrual has been provided in the accompanying financial statements for the six months ended June 30, 2003, and these costs may have a material adverse effect on MaxWorldwide’s financial condition and results of operations. In April 2003, however, the Company entered into an agreement, pursuant to which it agreed to terminate Mr. Bohan’s obligations to it under the undertaking in exchange for a release from Mr. Bohan of all of the Company’s future indemnification obligations to Mr. Bohan under his indemnification agreement with it and its charter documents. As previously discussed, the payment made under this agreement was accrued for in the Company’s December 31, 2002 balance sheet.

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

NOTE 7 – Related Party Transactions

As discussed more fully in Note 2, on July 10, 2002, the Company acquired DoubleClick’s North American media business. In exchange for the assets of the media business, the Company issued Double Click 4.8 million shares of MaxWorldwide common stock and paid $5.0 million in cash. Subsequent to the purchase of DoubleClick’s North American media business, the Company

MAXWORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

recognized approximately $1.6 million and $1.3 million in expenses, included in cost of revenue, for the six months ended June 30, 2003 and 2002, respectively, relating to services provided by DoubleClick.

In March 2002, the Company entered into a consulting agreement with Peter Sealy, a director to provide various business consulting services. The agreement provides for a consulting fee of $16,000 per month. The agreement was terminated in October 2002.

Effective October 2002, the Company entered into a consulting agreement with Mr. Apfelbaum, Chairman of the Board of Directors. The two-year agreement provided for monthly payments of $33,333. In the event that the agreement was terminated without cause or following a change of control the Company was obligated to pay Mr. Apfelbaum an amount equal to the greater of the remaining outstanding obligations for the term of the agreement or $0.4 million. This consulting agreement was later amended to provide that it would terminate on the earlier of the closing date of the MaxOnline Sale or September 30, 2003, without further payment beyond Mr. Apfelbaum’s consulting fee accrued through termination, and reimbursement of his expenses incurred through termination. Accordingly, the consulting agreement was terminated on July 31, 2003, in connection with the closing of the MaxOnline Sale.

Following the closing of the sale of the MaxOnline division, the Company amended the employment agreement with Mitchell Cannold, its President and Chief Executive Officer, on August 1, 2003 to reduce his salary to $1,000 per week. The term of the amended employment agreement expires on December 31, 2003, at which point the agreement may be renewed on a month-to-month basis. If the Company terminates Mr. Cannold’s employment without cause before December 31, 2003, he is entitled to a continuation of his salary until the later of December 31, 2003 or 30 days after the date of termination.

Voting Agreement with Significant Stockholder

On June 13, 2003, the Company entered into a voting agreement with a group of its stockholders known as The MaxWorldwide Full Value Committee (the “Committee”), in which the members of the Committee have agreed to vote their shares in favor of the MaxOnline Sale, the plan of liquidation and dissolution, and the slate of directors proposed by the Company’s management. The Company has agreed with the Committee that it will pursue the plan of liquidation and dissolution as described in its proxy statement filed with the SEC, subject to any revisions required by the SEC. The Company has also agreed to amend the consulting agreement with William Apfelbaum described above and to pay certain legal fees incurred by the Committee to date in an amount equal to $75,000. Accordingly, the consulting Agreement with Mr. Apfelbaum was terminated on July 31, 2003 and the Company paid the legal fees of the Committee as a result of the closing of the MaxOnline Sale. Finally, the Company has agreed that if it does not make a partial special distribution of $12,250,000 contemplated in the plan of liquidation and dissolution within 60 days after the closing of the MaxOnline Sale, the Committee will have the right to appoint one person to the Company’s Board of Directors.

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

Business Transactions

In March 2003, we concluded that it would be in our shareholders’ best interest to sell our online business, MaxOnline, to Bulldog Holdings, Inc. (“Focus”) and certain of its affiliates, including Focus Interactive, Inc., formerly, Excite Network, Inc. We believed that to develop profitability in the online advertising business we needed access to more products for our clients. Rather than develop or acquire such products we believed the best interests of our shareholders would be served by selling MaxOnline and adopting a plan of liquidation and dissolution. On March 12, 2003, we entered into an agreement with Focus and certain of its affiliates to sell substantially all of our assets and liabilities related to our MaxOnline division (the “MaxOnline Sale”). A copy of the Agreement and Plan of Merger, dated March 12, 2003 was filed with the Commission as Exhibit 2.1 to our Form 8-K filed with the Commission on March 14, 2003. This sale was consummated on July 31, 2003. Pursuant to the merger agreement, we received $3.0 million in cash upon the closing of the transaction and will receive $2.0 million in cash, plus interest, upon the first anniversary of the closing or, at the election of Focus, up to six months thereafter. We could also receive up to an additional $1.0 million in cash if the MaxOnline business that Focus is acquiring exceeds certain performance levels in calendar year 2003. Focus also agreed to reimburse us, within one year after the effective time of the merger, the amount of any positive working capital (as defined in the merger agreement) in the MaxOnline business it acquires as a result of the merger. The preliminary working capital amount is estimated to be approximately $2.5 million. The final working capital amount will be determined 150 days following the effective time of the merger. In addition, Focus will pay us 70% of the accounts receivable transferred to Focus under the merger agreement and collected by them during the eight month period beginning 120 days following the effective time of the merger (net of certain expenses and accounts payable associated with such accounts receivable).

We incurred approximately $0.8 million of expenses and fees associated with the MaxOnline Sale resulting in net proceeds of approximately $4.3 million, of which $2.0 million is in the form of a secured note, payable to us within 12 to 18 months of the date of sale. We will record a gain on sale of MaxOnline of approximately $4.6 million in the third quarter. Additionally, we recorded a receivable of $2.5 million from Focus, representing positive working capital Focus acquired as a result of the MaxOnline sale. We will record any gain associated with the $1.0 million in potential earn-out payments if and when certain revenue milestones are achieved.

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

The Company incurred approximately $0.4 million of expenses and fees associated with the sale resulting in net proceeds of approximately $1.6 million. MaxDirect’s net assets at the time of the transaction were approximately $4.1 million; accordingly the Company has recorded a loss on disposal of MaxDirect of $2.5 million. Additionally, the Company recorded a receivable of $0.6 million from American List Counsel, which was not part of the $4.1 million in net assets, for the net amount of payments it anticipates receiving from American List Counsel, relating to the acquired accounts receivable after appropriate deductions for List owner payments, bad debts and collection costs. The Company has not recorded any gain associated with the potential earn-out payments of $0.5 million, $1.0 million or $0.50 for each dollar of revenue above $3.5 million generated by the MaxDirect business during the one-year period following the closing. These gains, if any, will be recorded when earned.

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

Securities Class Action

Beginning on March 21, 2002, following the announcement of the Commission investigation and the internal investigation by the Audit Committee of the Board of Directors, a number of securities class action complaints were filed against us and certain of our former officers and directors in the United States District Court for the Central District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased our common stock during the purported class period. The complaints generally allege that during 2000 and 2001 we, and the other named defendants, made false or misleading statements of material fact about our financial statements, including its revenue, revenue recognition policies, business operations and prospects for the years 2000, 2001 and beyond. The complaints seek an unspecified amount of damages on behalf of persons who purchased our common stock during the purported class period. On July 17, 2002, the securities class actions were consolidated in a single action for all purposes. On July 22, 2002, the court appointed John A. Levin & Co. as the lead plaintiff in the consolidated action. On September 20, 2002, the lead plaintiff filed its consolidated amended class action complaint. On March 18, 2003 the court granted our motion to dismiss the consolidated class action lawsuit for failure to state a claim upon which any relief may be granted and the consolidated class action lawsuit was dismissed without prejudice. Because the class action lawsuit was dismissed without prejudice, plaintiffs have an opportunity to amend the complaint against the defendants. We reached an agreement in principle with the lead plaintiff to settle the class action for approximately $5.0 million. Final terms of the settlement are still under negotiation and are subject to certain terms and conditions, including court approval. The $5.0 million settlement is included in “Accrued expenses and other current liabilities” at June 30, 2003 and December 31, 2002, respectively. Included in “Prepaid expenses and other current assets” at December 31, 2002 is approximately $2.2 million relating to insurance proceeds that the Company received in April 2003.

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

Derivative Actions

Beginning on March 22, 2002, we have been named as a nominal defendant in at least two derivative actions, purportedly brought on our behalf, filed in the Superior Court of the State of California for the County of Los Angeles. The derivative complaints allege that certain of our current and former officers and directors breached their fiduciary duties to us, engaged in abuses of their control of us, wasted corporate assets, and grossly mismanaged the Company. The plaintiffs seek unspecified damages on our behalf from each of the defendants. The $775,000 was included in both “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities at December 31, 2002.

Liquidation and Dissolution

As a result of the consummation of the MaxOnline Sale, we no longer own any of the assets we used to generate revenue for the quarter ended June 30, 2003. We are also prohibited from competing with Focus in the online advertising industry for a period of one year following the closing. We intend to significantly curtail administrative expenses, discharge our outstanding liabilities and initiate the orderly distribution of assets to shareholders following the sale. Our liabilities may include contingent liabilities including, but not limited to, the $5.0 million settlement of litigation against us in the securities class action lawsuits, any litigation arising from our sale of MaxOnline to Focus, payments of termination or severance agreements with officers, employees and consultants, payments pursuant to our required indemnification of former officers for their professional fees, payments for directors and officers insurance coverage, and professional fees associated with the liquidation of our corporation and distribution of funds to shareholders.

We are unable to reasonably estimate the costs of many of theses items and it is not yet probable that we will need to pay others. Accordingly, other than the $5.0 million settlement anticipated for the class action lawsuits, we have not recorded a liability for any of these contingent items as of June 30, 2003.

On July 22, 2003, our stockholders approved a proposal to adopt a plan of liquidation and dissolution, pursuant to which we will dissolve and liquidate. As a result of the MaxOnline Sale, substantially all of our operating assets, but excluding our cash, our tradename, MaxWorldwide, and certain limited intellectual property, were sold to Focus.

As a result of the sale of the MaxOnline business to Focus Interactive on July 31, 2003, we terminated the employment of most of our employees, including several of our executive officers, and paid or are obligated to pay approximately $1.5 million in severance and bonus payments to these and other employees. In addition, in connection with the sale of the MaxOnline business, we paid approximately $389,000 to our employees in cancellation of all outstanding stock options held by our employees.

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

Deferred tax assets

Pursuant to SFAS No. 109, a valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. For the quarter ended June 30, 2003 and 2002, we recorded a full valuation allowance against our net deferred tax assets since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely that these assets will not be realized than to be realized. In the event that we were to determine that it would be able to realize some or all of our deferred tax assets, an adjustment to the net deferred tax asset would increase income and/or adjust additional paid-in capital in the period such determination was made.

Operating Performance – Three Months Ended June 30, 2003 and 2002

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

The following table summarizes performance of our online segment for the three months ended June 30, 2003 and 2002 (in thousands):

	Three months ended
	June 30,	June 30,	Variance
	2003	2002	$	%
Gross billings	$7,661	$4,341	$3,320	76.5%
Net contract commissions	1,134	1,853	(719)	(38.8%)

GAAP revenue	$6,527	$2,488	$4,039	162.3%
Cost of revenue	3,668	1,613	2,055	127.4%

Gross profit	$2,859	$875	$1,984	226.7%

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

Gross billings. Gross billings increased 76.5% from $4.3 million for the three months ended June 30, 2002 to $7.7 million for the three months ended June 30, 2003. This increase is primarily attributable to the purchase of DoubleClick’s North American media business in July 2002. The DoubleClick North American media business represented approximately 600 websites that MaxOnline did not represent prior to the merger. Offsetting this increase we experienced a reduction in gross billings due to the loss of contracts with certain websites and a general slowdown in Internet advertising on our independent network.

Revenue. Revenue increased $4.0 from $2.5 million for the three months ended June 30, 2002 to $6.5 million for the three months ended June 30, 2003. This increase is primarily attributable to the purchase of DoubleClick’s North American media business in July 2002. Additionally, the percentage of gross billings related to commission-fee based web partners who share the risk of collection with MaxOnline decreased from 70.1% for the three months ended June 30, 2002 to 22.0% for the three months ended June 30, 2003, a decrease of 48.1%. This decrease creates an increase in Cost of revenue and an offsetting decrease in Net contract commissions. Since the MaxOnline sale has been consummated, we no longer own the assets used to generate these gross billings or revenue. Accordingly, we do not expect to generate gross billings or revenue.

Cost of revenue. Cost of revenue includes service fees paid to our Web publishers under our service fee-based contracts, and third party supplier costs associated with serving ads on our network. Additionally, cost of revenue includes contest fees and insurance expense related to direct marketing promotions. Cost of revenue increased from $1.6 million for the quarter ended June 30, 2002 to $3.7 million for the quarter ended June 30, 2003. This increase is principally due to the increase in the number of service-fee based web partners we had in 2003 compared to 2002. We delivered more impressions for advertisers during the quarter ended June 30, 2003 but the revised DART agreement we entered into with DoubleClick caused a decrease in our ad serving cost of $0.1 million or 12.4% as compared to the quarter ended June 30, 2002.

Gross Profit. Our gross profit of $2.9 million for the second quarter of 2003 represented 43.8% of revenue and 37.3% of gross billings. We had a gross profit of $0.9 million for the second quarter of 2002 which represented 35.2% of revenue and 20.2% of gross billings. The increase in gross profit in the second quarter of 2003 as compared to the second quarter of 2002, was a result of higher revenues and a decrease in the average percentage of gross billings paid to web sites for selling advertisements.

Operating Expenses

Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel, advertising, trade show costs and marketing materials. Sales and marketing expenses were $1.3 million, or 20.2% of revenue, and 17.2% of gross billings, for the quarter ended June 30, 2003. This compares to $1.4 million, or 54.6% of revenue, and 31.3% of gross billings, for the quarter ended June 30, 2002. Marketing expenditures and advertising and industry conference expenses decreased $0.3 million, due to the reduced level of advertising being sought by our clients. These decreases were offset by an increase of $0.3 million personnel costs. Since the MaxOnline Sale has been consummated, our sales and marketing expenses will be eliminated.

General and Administrative. General and administrative expenses consist primarily of compensation and related benefits, professional service fees, facility related costs, bad debt expense, depreciation and intangible asset amortization. General and administrative expenses decreased by $1.6 million to $2.5 million or 38.3% of revenue and 32.7% of gross billings for the quarter ended June 30, 2003, compared to $4.1 million or 165.4% of revenue and 94.8% of gross billings for the quarter ended June 30, 2002. This decrease in general and administrative expenses was primarily attributable to a $0.6 million reduction in personnel costs, a $0.5 million decrease in outside professional service fees for work not associated with the Commission investigation, $0.5 million decrease in bad debt expense, and a, $0.3 million decrease in depreciation expense. These decreases were partially offset by an increase of $0.4 million of intangible asset amortization associated with the DoubleClick Media acquisition in July 2002. Since the MaxOnline Sale has been consummated, a significant number of our general and administrative employees are no longer employed by us. As a result, we expect that general and administrative expenses will decrease following the sale.

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

During the second quarter of 2002, we incurred or accrued approximately $5.4 million of costs associated with the aforementioned items These costs principally related to professional fees associated with the Commission’s investigation and the defense of the class action and derivative litigation, as well as expenses incurred to prepare and file our restated financial statements on our annual report on Form 10-K for the year ended December 31, 2002. These costs have diminished significantly during the first six months of 2003. During the three months ended June 30, 2003 we incurred an additional $0.3 million of costs, principally related to legal fees associated with the defense of the class action lawsuit. If we are able to satisfactorily conclude and resolve the securities class action lawsuit in accordance with our agreements in principle we would anticipate that Special Charges will continue to be significantly lower in 2003.

Gain on Sale of adMonitor. On October 2, 2001, we completed the sale of adMonitor, our ad serving technology software, and the technology underlying the ProfiTools solutions to DoubleClick Inc. in exchange for cash of $6.8 million. Additionally, we entered into an agreement which provides that until October 2002, we would not engage in the use, development, licensing, sale or distribution of any technology, product or service that performs ad-management, serving and tracking for third parties with the same or substantially similar purpose as adMonitor. This agreement was later extended to July 2003. The agreement permits us to perform these activities in connection with their media sales and advertising and design services businesses. As part of the sale, we entered into a five-year non-exclusive ad serving agreement for DART, DoubleClick’s ad serving technology, pursuant to which we would purchase a minimum of $3.5 million of DART services over the term of the agreement. The agreement also replaced any obligations that remained under a prior settlement agreement with DoubleClick. Sale proceeds in an amount equal to the minimum purchase commitment under the agreement of $3.5 million were deferred. As we satisfied our minimum purchase commitment under this agreement, we recorded charges to cost of revenue and amortized a corresponding amount of the deferred gain to “Gain on sale of adMonitor.” In the second quarter of 2002, $1.6 million of the $3.5 million minimum purchase commitment was satisfied. As of December 31, 2002 the entire minimum purchase commitment had been satisfied.

Other Income (expense), Net. For the quarters ended June 30, 2003 and 2002, Other income (expense), net, was $30,000 and $(5,000), respectively.

Interest Income. Interest income primarily consists of interest earned on cash balances. Interest income was $0.1 million for the quarter ended June 30, 2003. Interest income was $0.2 million for the quarter ended June 30, 2002. The decrease in interest income in 2003 was primarily from the decrease in cash available for investment and a decline in interest rates.

Provision for income taxes. There was no provision for income taxes for the quarters ended June 30, 2003 and 2002.

Operating Performance – Six Months Ended June 30, 2003 and 2002

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

The following table summarizes performance of our online segment for the six months ended June 30, 2003 and 2002 (in thousands):

	Six months ended		Variance
	June 30, 2003	June 30, 2002
			$	%
Gross billings	$14,875	$8,539	$6,336	74.2%
Net contract commissions	2,049	3,615	(1,566)	(43.3)%

GAAP revenue	$12,826	$4,924	$7,902	117.5%
Cost of revenue	7,694	3,193	4,501	141.0%

Gross profit	$5,132	$1,731	$3,401	196.5%

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

Gross billings. Gross billings increased 74.2% from $8.5 million for the six months ended June 30, 2002 to $14.9 million for the six months ended June 30, 2003. This increase of is primarily attributable to the purchase of DoubleClick’s North American media business in July 2002. The DoubleClick North American media business represented approximately 600 websites that MaxOnline did not represent prior to the merger. Offsetting this increase we experienced a reduction in gross billings due to the loss of contracts with certain websites and a general slowdown in Internet advertising on our independent network.

Revenue. Revenue for our MaxOnline increased 160.5% from $4.9 million for the six months ended June 30, 2002 to $12.8 million for the six months ended June 30, 2003. This increase is primarily attributable to the purchase of DoubleClick’s North American media business in July 2002. Additionally, the percentage of gross billings related to commission-fee based web partners who share the risk of collection with MaxOnline decreased from 69.3% for the six months ended June 30, 2002 to 21.2% for the six months ended June 30, 2003, a decrease of 42.1%. This decrease creates an increase in Cost of revenue and an offsetting decrease in Net contract commissions. Since the MaxOnline sale has been consummated, we no longer own the assets used to generate these gross billings or revenue. Accordingly, we will not generate gross billings or revenue.

Cost of revenue. Cost of revenue includes service fees paid to our Web publishers under our service fee-based contracts, and third party supplier costs associated with serving ads on our network. Additionally, cost of revenue includes contest fees and insurance expense related to direct marketing promotions. Cost of revenue increased from $3.2 million for the six months ended June 30, 2002 to $7.7 million for the six months ended June 30, 2003. This increase is principally due to the increase in the number of service-fee based web partners we had in 2003 compared to 2002. Additionally, we delivered more impressions for advertisers during the six months ended June 30, 2003 that caused the increase in our ad serving cost of $0.2 million or 12.9% as compared to the six months ended June 30, 2002. This increase to ad serving costs was partially offset by a revised Dart agreement we entered with DoubleClick in the second quarter of 2003.

Gross Profit. Our gross profit of $5.1 million for the first six months of 2003 represented 43.8% of revenue and 34.5% of gross billings. We had a gross profit of $1.7 million for the first six months of 2002 which represented 35.2% of revenue and 20.3% of gross billings. The increase in gross profit in 2003 was a result of higher revenues and a decrease in the average percentage of gross billings paid to web sites for selling advertisements.

Operating Expenses

Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel, advertising, trade show costs and marketing materials. Sales and marketing expenses were $2.8 million, or 21.7% of revenue, and 18.7% of gross billings, for the six months ended June 30, 2003. This compares to $3.4 million, or 69.2% of revenue, and 39.9% of gross billings, for the six months ended June 30, 2002. Marketing expenditures, and advertising and industry conference expenses decreased $1.0 million, due to the reduced level of advertising being sought by our clients. This was partially offset by an increase of personnel costs of $0.5 million. Since the MaxOnline Sale has been consummated our sales and marketing expenses have been eliminated.

General and Administrative. General and administrative expenses consist primarily of compensation and related benefits, professional service fees, facility related costs, bad debt expense, depreciation and intangible asset amortization. General and administrative expenses decreased by $1.2 million to $6.0 million or 46.5% of revenue and 40.1% of gross billings for the six months ended June 30, 2003, compared to $7.2 million or 146.9% of revenue and 84.7% of gross billings for the six months ended June 30, 2002. This decrease in general and administrative expenses was primarily attributable to a reduction of $0.5 million in reduced depreciation expense due to reduced asset investments used in our business during 2003, as compared to 2002, stemming from impairment charges to fixed assets recorded in late 2002, a decrease of $0.9 in outside professional service fees for work not associated with the Commission investigation, and $0.7 million in personnel costs were offset by an increase of $1.2 million in of intangible asset amortization associated with the DoubleClick Media acquisition in July 2002. Since the MaxOnline Sale has been consummated, a significant number of our general and administrative employees are no longer employed by us. As a result, we expect that general and administrative expenses will decrease following the sale.

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

During the first six months of 2002, we incurred or accrued approximately $8.5 million of costs associated with the aforementioned items. These costs were principally for professional fees associated with the Commission’s investigation and the derivative and class action litigation. These costs have diminished significantly during the first six months of 2003. During the six months ended June 30, 2003 we incurred an additional $0.7 million of costs, principally related to expenses incurred to prepare and file our restated financial statements on our annual report on Form 10-K for the year ended December 31, 2002 and legal fees associated with the defense of the class action lawsuit. If we are able to satisfactorily conclude and resolve the class action lawsuits in accordance with our agreements in principle we would anticipate that Special Charges will continue to be significantly lower in 2003.

Gain on Sale of adMonitor. On October 2, 2001, we completed the sale of adMonitor, our ad serving technology software, and the technology underlying the ProfiTools solutions to DoubleClick Inc. in exchange for cash of $6.8 million. Additionally, we entered into an agreement which provides that until October 2002, we would not engage in the use, development, licensing, sale or distribution of any technology, product or service that performs ad-management, serving and tracking for third parties with the same or substantially similar purpose as adMonitor. This agreement was later extended to July 2003. The agreement permits us to perform these activities in connection with their media sales and advertising and design services businesses. As part of the sale, we entered into a five-year non-exclusive ad serving agreement for DART, DoubleClick’s ad serving technology, pursuant to which we would purchase a minimum of $3.5 million of DART services over the term of the agreement. The agreement also replaced any obligations that remained under a prior settlement agreement with DoubleClick. Sale proceeds in an amount equal to the minimum purchase commitment under the agreement of $3.5 million were deferred. As we satisfied our minimum purchase commitment under this agreement, we recorded charges to cost of revenue and amortized a corresponding amount of the deferred gain to “Gain on sale of adMonitor.” In the first six months of 2002, $2.3 million of the $3.5 million minimum purchase commitment was satisfied. As of December 31, 2002 the entire minimum purchase commitment had been satisfied.

Other Income, Net. For the two quarters ended June 30, 2003 and 2002, Other income, net, was $77,000 and $5,000, respectively.

Interest Income. Interest income primarily consists of interest earned on cash balances. Interest income was $0.2 million for the six months ended June 30, 2003. Interest income was $0.5 million for the six months ended June 30, 2002. The decrease in interest income in 2003 was primarily from the decrease in cash available for investment and a decline in interest rates.

Provision for income taxes. There was no provision for income taxes for the quarters ended June 30, 2003 and 2002.

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

We incurred approximately $0.4 million of expenses and fees associated with the sale resulting in net proceeds of approximately $1.6 million. MaxDirect’s net assets were approximately $4.1 million; accordingly the Company has recorded a loss on disposal of MaxDirect of $2.5 million. Additionally, the Company recorded a receivable of $0.6 million from American List Counsel for the net amount of payments it anticipates receiving from American List Counsel, relating to the acquired MaxDirect accounts receivable after appropriate deductions for List owner payments, bad debts and collection costs. The balance of this receivable at June 30, 2003 was $185,000. The Company has not recorded any gain associated with the potential earn-out payments of $0.5 million, $1.0 million or $0.50 for each dollar of revenue above $3.5 million generated by the MaxDirect business during the one-year period following the closing. These gains, if any, will be recorded when earned.

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

Net cash used in operating activities was $4.4 million for the six months ended June 30, 2003 and $14.5 million for the six months ended June 30, 2002. Cash used in operating activities for the six months ended June 30, 2003 resulted from a net loss of $6.6 million offset by non cash charges including the loss on sale of MaxDirect of $2.5 million, $1.3 million in intangible asset amortization, $0.3 million in provision for bad debts and advertising credits. In addition, changes in our operating assets and liabilities decreased cash flow from operating activities by $2.2 million. Cash used in operating activities for the six months ended June 30, 2002 resulted from a net loss of $15.8 million offset by non-cash charges relating primarily to $0.7 million in depreciation, $0.3 million in intangible asset amortization, and $0.4 million in provision for bad debts and advertising credits. Gain on sale of adMonitor reduced cash flow by $2.3 million. In addition, changes in our operating assets and liabilities decreased cash flow from operating activities by $1.6 million.

Net cash provided by investing activities was $1.5 million for the six months ended June 30, 2003, and $0.2 million for the six months ended June 30, 2002. The principal source of cash during the six months ended in June 30, 2003 was the $1.6 million in net proceeds associated with the sale of MaxDirect to ALC in February 2003. Cash provided by investing activities for the six months ended June 30, 2002 resulted from $0.6 million in proceeds from the sale of equipment, partially offset by the purchase of $0.5 million in equipment.

Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2003. Net cash used by financing activities was $0.5 for the six months ended June 30, 2002. Cash provided by financing activities for the six months ended June 30, 2003 was primarily from the release of $0.4 million of restricted cash. Cash used by financing activities for the six months ended June 30, 2002 was primarily $0.5 million for the establishment of a restricted cash account.

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

As a result of the MaxOnline Sale, we no longer own any of the assets we used to generate revenue for the six months ended June 30, 2003. We are also prohibited from competing with Focus in the online advertising industry for a period of one year following the closing. We have also adopted a plan of liquidation and dissolution, pursuant to which intend to significantly curtail administrative expenses, discharge our outstanding liabilities and initiate the orderly distribution of assets to our shareholders. Our liabilities may include contingent liabilities including, but not limited to, the settlement of litigation against us in the securities class action lawsuits, any litigation arising from our sale of MaxOnline to Focus, payments of termination or severance agreements with officers, employees and consultants, payments pursuant to our required indemnification of former officers for their professional fees, payments for directors and officers insurance coverage, and professional fees associated with the liquidation of our corporation and distribution of funds to shareholders. We are unable to reasonably estimate the costs of many of these items and it is not yet probable that we will need to pay others. Accordingly, other than the net $5.0 million settlement anticipated for the class action lawsuits, we have not recorded a liability for any of these contingent items.

In connection with the DoubleClick Media acquisition, we agreed to pay DoubleClick $6.0 million if, during the three-year period subsequent to consummation of the transaction, we achieve proforma earnings for two of three consecutive quarters. Proforma earnings, as defined in the agreement, is earnings before interest, taxes, depreciation and amortization, excluding any one-time non-recurring items, restructuring charges (including facility relocation charges), transaction related costs, including costs incurred in connection with the acquisition or disposition of a business, whether consummated or not, and any asset impairment including the impairment of goodwill. We have not achieved proforma earnings for any quarter since the DoubleClick Media acquisition. This contingency was not assumed by American List Counsel in the sale of MaxDirect and will not be assumed by Focus in the sale of MaxOnline. It is possible that payment of any of the contingent liabilities described in this paragraph, or other unknown liabilities will have a material adverse effect on our financial position.

On July 22, 2003, our stockholders approved a proposal to adopt a plan of liquidation and dissolution, pursuant to which we will dissolve and liquidate. As a result of the MaxOnline Sale, substantially all of our operating assets, but excluding our cash, our tradename, MaxWorldwide, and certain limited intellectual property, were sold to Focus.

As a result of the sale of the MaxOnline business to Focus Interactive on July 31, 2003, we terminated the employment of most of our employees, including several of our executive officers, and paid or is obligated to pay approximately $1.5 million in severance and bonus payments to these terminated employees. In addition, in connection with the sale of the MaxOnline business, we paid approximately $389,000 to our employees in cancellation of all outstanding stock options held by our employees.

Following the closing of the MaxOnline Sale on July 31, 2003, we adopted a plan of liquidation and dissolution pursuant to which we will liquidate and dissolve the corporation. We accrued an estimated amount for all liabilities related to expenses to be incurred during the wind down period. Additionally, assets are stated at their net realizable value and liabilities are stated at their anticipated settlement amounts. In addition, the liabilities stated above do not reflect potential claims presently unknown to the Company but which may be brought in the future. The above liabilities also do not reflect the potential claims discussed in Note 6 “Contingencies” (other than the $5 million settlement of the class action lawsuit), including without limitation, the claims made by DoubleClick Inc., Anthony Hauser and Thomas Sebastian. The Company also did not accrue the potential earnouts of $1.0 million for the MaxOnline Sale and $5.0 million, $1.0 million or $.50 for each dollar of revenue for the sale of MaxDirect to ALC. Excluding these potential claims, we estimated that our net assets will be approximately $25.7 million.

Inflation

Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation could affect our future performance

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting our interest income.

Interest Rate Risk

The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in money market funds. Although we are subject to interest rate risks, we believe an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on our results from operations. The potential change noted above is based on sensitivity analysis performed by us as of June 30, 2003.

We did not hold derivative financial instruments as of June 30, 2003.

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

The sale of our MaxOnline division to Focus Interactive deprives us of our ability to generate revenue from what has historically been our business model and we are liquidating the Company.

On March 12, 2003, we entered into an agreement with Focus to sell our online advertising sales and representation business, MaxOnline. This sale closed on July 31, 2003, and as a result, we have no operating business and we will not generate any future revenue. In addition, we have adopted a plan of liquidation and dissolution pursuant to which we are liquidating and dissolving the Company. In connection with the liquidation of the Company, we can not assure you that we would distribute cash or other assets to our stockholders having a value equal to or greater than the price at which our common stock has traded in the past, currently trades or the price at which it may trade in the future. Moreover, liquidation requires that we keep a significant amount of assets in reserve for a period of time to cover contingent liabilities. Administering a liquidation of the Company could also take a long period of time and result in substantial administrative costs.

Pending litigation could materially affect the liquidation of the Company.

In March 2002, certain of our current and former stockholders filed multiple securities class action lawsuits against us and certain of our former officers and directors. As described in Note 6 to the Company’s Consolidated Financial Statements, we believe we have reached an agreement in principle to settle the securities class action lawsuits. The settlement is still under negotiation, and will be subject to certain terms and conditions, including court approval. If these suits are not settled, the litigation exposure and the uncertainty associated with this substantial unresolved litigation could seriously affect the amount of assets and distributions made to the stockholders in connection with the liquidation of the Company. If we fail to reach final agreement to settle these lawsuits, we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise. Liquidation requires that we keep sufficient assets in reserve for a period of time to cover contingent liabilities.

Litigation resulting from the sale of our MaxOnline business to Focus could harm our plan of liquidation.

The sale of our MaxOnline business to Focus will result in the termination of certain third party relationships, including contracts we have with our ad serving vendor, DoubleClick and certain Web sites. The termination of these contracts could lead to the initiation of litigation by these parties which could be time consuming and expensive to defend, and could divert our time and attention. Such litigation could lead to a delay in the completion of the liquidation. Future sales of our common stock may affect the market price of our common stock.

Future sales of our common stock may affect the market price of our common stock.

As of June 30, 2003, we had 24,503,282 shares of common stock outstanding, excluding approximately 4.4 million shares subject to options outstanding as of such date under our stock option plan that are exercisable at prices ranging from $0.45 to $21.06 per share. In connection with the MaxOnline Sale, we cancelled all options held by employees in exchange for approximately $389,000. Additionally, certain holders of our common stock have registration rights with respect to their shares. We may be required to file one or more registration statements in compliance with these registration rights. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of our common stock prevailing from time to time. Because of our delisting from Nasdaq, our shares trade only on the “Pink Sheets,” which means that our trading volume is generally much lower that it was when we were traded on Nasdaq. Sales of substantial amounts of common stock, or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock, particularly given our relatively low trading volume.

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

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b) Changes in Internal Controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

General Litigation

On April 2, 2001, EMI Communications Corp. filed a lawsuit against the Company in the Queen’s Bench (Brandon Centre), Manitoba, Canada. The suit alleges breach of contract by the Company and is seeking damages of $270,000. The Company believes this suit is without merit and intends to vigorously defend against these claims. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter.

On May 2, 2002, John Bohan, the Company’s former Chief Executive Officer, filed an action against us in the Court of Chancery for the State of Delaware, seeking an order requiring the Company to advance his defense costs in connection with the Commission’s investigation and the related civil litigation in accordance with his indemnification agreement with the Company and its charter documents. On June 6, 2002, the parties entered into a stipulation and order establishing a procedure for the advancement of expenses subject to an undertaking by Mr. Bohan to repay the Company if it is determined that indemnification is not warranted. During the calendar years 2002 and 2003, the Company paid legal and other professional fees and expenses of approximately $1.9 million, in the aggregate, on behalf of certain former officers and directors, including Mr. Bohan, pursuant to their indemnification agreements with the Company and the Company’s charter documents. Mr. Bohan was initially subject to an undertaking with the Company pursuant to which he was obligated to repay all amounts advanced to him by the Company in the event it was determined that that indemnification was not warranted. In April 2003, the Company entered into an agreement, pursuant to which it agreed to terminate Mr. Bohan’s obligations to the Company under this undertaking in exchange for a release from Mr. Bohan of all future indemnification obligations of the Company to Mr. Bohan under his indemnification agreement with the Company and its charter documents. The payment made under this agreement was accrued for in the Company’s December 31, 2002 balance sheet and in the related Statement of Operations for the year then ended and is included in the $1.9 million of costs described above.

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

On July 9, 2003, we sent a letter to DoubleClick Inc. notifying DoubleClick that we intend to pursue legal claims against DoubleClick arising out of the sale of DoubleClick’s online media business to us on July 10, 2002. These claims are for indemnification for alleged violations by DoubleClick of the Agreement and Plan of Merger pursuant to which we purchased their online media business. In the letter, we also reserve the right to pursue legal claims outside of the Agreement and Plan of Merger, which relate to the sale of

DoubleClick’s online media business. These claims include, but are not limited to, claims for fraudulent inducement, breach of covenants in the Agreement and Plan of Merger, tortious interference with contractual relations and tortious interference with prospective economic advantage. The claims against DoubleClick for indemnification under the Agreement and Plan of Merger are for not less than $6.5 million, and the legal claims outside of the Agreement and Plan of Merger are for an unspecified amount. On that same date, we received a letter from DoubleClick advising us that DoubleClick intends to pursue certain legal claims against us arising out of the sale of DoubleClick’s online media business to us on July 10, 2002. These claims are for indemnification for alleged violations by us of the Agreement and Plan of Merger. In addition, the letter notifies us that DoubleClick intends to pursue additional claims outside of the Agreement and Plan of Merger for fraud in the inducement and securities fraud, relating to the sale of the online media business. DoubleClick is seeking damages of not less than $10 million. We believe these claims are without merit and we intend to vigorously defend ourselves all of these claims if and when they are brought.

Sebastian

On July 7, 2003, InternetFuel.com, Inc. filed a breach of contract lawsuit against us in the Los Angeles Superior Court, San Fernando North Valley District, California. The suit alleged breach of contract by us with respect to a series of alleged agreements to purchase Internet advertising services. InternetFuel.com is seeking damages in an amount equal to $99,635, plus legal costs and interest. We believe this suit is without merit and intend to vigorously defend ourselves against these claims. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter.

On July 17, 2003, Thomas Sebastian, our former Chief Financial Officer, filed an action against us in the Court of Chancery for the State of Delaware, seeking an order requiring us to advance his defense costs in connection with the Commission’s investigation and the related civil litigation in accordance with his indemnification agreement with us and our charter documents. Mr. Sebastian is also seeking to enjoin us from making any distribution pursuant to our Plan of Liquidation and dissolution until we have satisfied the claimed existing indemnification obligations and made adequate provision to fund future indemnification obligations to Mr. Sebastian. Mr. Sebastian is subject to an undertaking with us, pursuant to which he is obligated to repay all amounts advanced to him by us in the event it is determined that that indemnification was not warranted. This action is still in the preliminary stages and we are unable to assess at this time the merits of the action.

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

Securities Class Actions

Beginning on March 21, 2002, following the announcement of the Commission investigation and the internal investigation by the

Audit Committee of the Board of Directors, a number of securities class action complaints were filed against the Company and certain of the Company’s former officers and directors in the United States District Court for the Central District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased the Company’s common stock during the purported class period. The complaints generally allege that during 2000 and 2001 the Company, and the other named defendants, made false or misleading statements of material fact about the Company’s financial statements, including its revenue, revenue recognition policies, business operations and prospects for the years 2000, 2001 and beyond. The complaints seek an unspecified amount of damages on behalf of persons who purchased the Company’s common stock during the purported class period. On July 17, 2002, the securities class actions were consolidated in a single action for all purposes. On July 22, 2002, the court appointed John A. Levin & Co. as the lead plaintiff in the consolidated action. On September 20, 2002, the lead plaintiff filed its consolidated amended class action complaint. On March 18, 2003 the court granted the Company’s motion to dismiss the consolidated class action lawsuit for failure to state a claim upon which any relief may be granted and the consolidated class action lawsuit was dismissed without prejudice. Because the class action lawsuit was dismissed without prejudice, plaintiffs have an opportunity to amend the complaint against the defendants. The Company has reached an agreement in principle with the lead plaintiff to settle the class action for approximately $5.0 million. Final terms of the settlement are still under negotiation and are subject to certain terms and conditions, including court approval. The $5.0 million settlement is included in “Accrued expenses and other current liabilities” at June 30, 2003 and December 31, 2002, respectively. Included in “Prepaid expenses and other current assets” at December 31, 2002 is approximately $2.2 million relating to insurance proceeds that the Company received in April 2003.

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

Derivative Actions

Beginning on March 22, 2002, the Company has been named as a nominal defendant in at least two derivative actions, purportedly brought on the Company’s behalf, filed in the Superior Court of the State of California for the County of Los Angeles. The derivative complaints allege that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company, engaged in abuses of their control of the Company, wasted corporate assets, and grossly mismanaged the Company. The plaintiffs seek unspecified damages on the Company’s behalf from each of the defendants. The $775,000 was included in both “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities at December 31, 2002

Other Legal Matters

We periodically may become subject to other legal proceedings in the ordinary course of our business.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement of Merger dated September 15, 1999 (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

2.2	Agreement and Plan of Merger dated July 7, 2000, as amended on July 24, 2000 (“webMillion Agreement”), among L90, WM Acquisition Corp., webMillion.com, Inc., Anthony Hauser and Kenneth Adcock (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on July 28, 2000, which is incorporated herein by reference)

2.3	Asset Purchase Agreement dated May 14, 2001 (“Novus List Marketing Agreement”) among Novus List Marketing, LLC, Henry A. Cousineau, III and L90, Inc. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

2.4*	Asset Purchase Agreement dated October 2, 2001 (“adMonitor Agreement”) between Registrant and DoubleClick, Inc. (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 14, 2001, which is incorporated herein by reference)

2.5	Agreement and Plan of Merger dated January 2, 2002 by and among the Registrant, eUniverse, Inc. and L90 Acquisition Corporation (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on January 3, 2002, which is incorporated herein by reference)

2.6	Agreement and Plan of Merger dated as of June 29, 2002 (“DoubleClick Media Agreement”) by and among MaxWorldwide, L90, DoubleClick, DoubleClick Media Inc., Picasso Media Acquisition, Inc. and Lion Merger Sub, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2002, which is incorporated herein by reference)

2.7*	Asset Purchase Agreement dated February 10, 2003 (“ALC Agreement”) among L90, American List Counsel, Inc. and Data Marketing New England, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on February 10, 2003, which is incorporated herein by reference)

2.8*	Agreement and Plan of Merger dated March 12, 2003 (“Focus Agreement”) by and among Bulldog Holdings, Inc., The Excite Network, Inc., Millie Acquisition Sub, LLC, MaxWorldwide, L90 and Picasso Media Acquisition, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 12, 2003, which is incorporated herein by reference)

2.9	Plan of Liquidation and Dissolution adopted by the Registrant’s Board of Directors in April 2003 (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

2.10	Amendment to Agreement and Plan of Merger, dated May 5, 2003, among Focus Interactive, Inc. (formerly Bulldog Holdings, Inc.), The Excite Network, Inc., Millie Acquisition Sub, LLC, MaxWorldwide, Inc., L90, Inc., and Picasso Media Acquisition, Inc. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)

3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of common stock of the Registrant.

4.2	Stock Purchase and Stockholders Agreement dated September 14, 1998 (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.3	Registration Agreement dated August 6, 1999 (as amended) (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.4	Series C Registration Agreement dated September 22, 1999 (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.5	Registration Rights Agreement dated July 24, 2000 (previously filed as an exhibit to the Registrant’s S-3 Registration Statement filed with the Commission on May 22, 2001, which is incorporated herein by reference)

4.6	Registration Agreement dated May 14, 2001 (previously filed as an exhibit to the Registrant’s S-3 Registration Statement filed with the Commission on October 17, 2001, which is incorporated herein by reference)

4.7	Warrant No. PP-99-1 dated June 7, 1999 issued to The Roman Arch Fund L.P. (“Roman Arch PP Warrant”) (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.8	Warrant No. PP-99-2 dated June 7, 1999 issued to The Roman Arch Fund II L.P. (“Roman Arch II PP Warrant”) (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.9	Warrant No. IPO-99-1 dated June 7, 1999 issued to The Roman Arch Fund L.P. (“Roman Arch IPO Warrant”) (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.10	Warrant No. IPO-99-2 dated June 7, 1999 issued to The Roman Arch Fund II L.P. (“Roman Arch II IPO Warrant”) (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.11	Warrant No. W-WM1 dated July 24, 2000 issued to Jeffrey D. Wile (“Wile Warrant”) (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

4.12	Warrant No. W-WM2 dated July 24, 2000 issued to David Hou (“Hou Warrant”) (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

4.13	Warrant No. W-WM3 dated July 24, 2000 issued to Prime Ventures (“Prime Ventures Warrant”) (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

4.14	Registration Rights Agreement dated July 10, 2002 between Registrant and DoubleClick Inc. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.1	1999 Stock Incentive Plan (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

10.2	Form of Incentive Stock Option Agreement (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)

10.3	Form of Non-Statutory Stock Option Agreement (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)

10.4	Roman Arch PP Warrant (Exhibit 4.7)

10.5	Roman Arch II PP Warrant (Exhibit 4.8)

10.6	Roman Arch IPO Warrant (Exhibit 4.9)

10.7	Roman Arch II IPO Warrant (Exhibit 4.10)

10.8	Wile Warrant (Exhibit 4.11)

10.9	Hou Warrant (Exhibit 4.12)

10.10	Prime Ventures Warrant (Exhibit 4.13)

10.11	Form of Indemnification Agreement entered into between the Registrant and each of directors and executive officers (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

10.12	Employment Agreement entered into between the Registrant and Mitchell Cannold (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on May 16, 2002, which is incorporated herein by reference)

10.13	Amended and Restated Employment Agreement entered into between the Registrant and Mitchell Cannold dated August 1, 2003

10.14	General Release dated August 1, 2003 entered into between the Registrant and Mitchell Cannold

10.15	Employment Agreement entered into between the Registrant and William H. Mitchell (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.16	Employment Agreement entered into between the Registrant and William H. Wise (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.17	Severance Agreement entered into between the Registrant and Keith Kaplan (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.18	Severance Agreement entered into between the Registrant and Peter Huie (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.19	Letter Agreement dated October 31, 2001 by and between Registrant and the Registrant’s former Chief Technology Officer, Kenneth Johnson (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on May 16, 2002, which is incorporated herein by reference)

10.20	Consulting Agreement entered into between the Registrant and William Apfelbaum (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.21	Consulting Agreement entered into between the Registrant and the Los Altos Group, Inc. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on May 16, 2002, which is incorporated herein by reference)

10.22	webMillion Agreement (Exhibit 2.2)

10.23	Novus List Marketing Agreement (Exhibit 2.3)

10.24	adMonitor Agreement (Exhibit 2.4)

10.25	eUniverse Agreement (Exhibit 2.5)

10.26	DoubleClick Media Agreement (Exhibit 2.6)

10.27	ALC Agreement (Exhibit 2.7)

10.28	Focus Agreement (Exhibit 2.8)

10.29*	DoubleClick Master Services Agreement dated October 2, 2001, as amended on July 10, 2002, between Registrant and DoubleClick, Inc. (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 14, 2001, which is incorporated herein by reference)

10.30*	Dart Service Attachment for Publishers dated October 2, 2001, as amended on July 10, 2002, between Registrant and DoubleClick, Inc. (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 14, 2001, which is incorporated herein by reference)

10.31	Lease Termination Agreement dated April 7, 2003 between Registrant and CA-Marina Business Center Limited Partnership Agreement of Lease dated April 13, 1999 between Registrant and New Green 50W23 Realty LLC (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.32	Sub-Sublease Agreement dated February 28, 2000 between Registrant and Cravens & Company, Inc. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference) Agreement of Lease dated April 13, 1999 between Registrant and New Green 50W23 Realty LLC (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)

31.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission.

(b) Reports on Form 8-K

Amended Current Report on Form 8-K filed with the Commission on June 12, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXWORLDWIDE, INC., a Delaware corporation

By:	/s/ MITCHELL CANNOLD
Mitchell Cannold President and Chief Executive Officer

Date: August 25, 2003

By:	/s/ HYUNJIN F. LERNER
Hyunjin F. Lerner Chief Financial Officer and Chief Accounting Officer

Date: August 25, 2003

EXHIBIT INDEX

Exhibit Number		Description

2.1		Agreement of Merger dated September 15, 1999 (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

2.2		Agreement and Plan of Merger dated July 7, 2000, as amended on July 24, 2000 (“webMillion Agreement”), among L90, WM Acquisition Corp., webMillion.com, Inc., Anthony Hauser and Kenneth Adcock (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on July 28, 2000, which is incorporated herein by reference)

2.3		Asset Purchase Agreement dated May 14, 2001 (“Novus List Marketing Agreement”) among Novus List Marketing, LLC, Henry A. Cousineau, III and L90, Inc. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

2.4	*	Asset Purchase Agreement dated October 2, 2001 (“adMonitor Agreement”) between Registrant and DoubleClick, Inc. (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 14, 2001, which is incorporated herein by reference)

2.5		Agreement and Plan of Merger dated January 2, 2002 by and among the Registrant, eUniverse, Inc. and L90 Acquisition Corporation (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on January 3, 2002, which is incorporated herein by reference)

2.6		Agreement and Plan of Merger dated as of June 29, 2002 (“DoubleClick Media Agreement”) by and among MaxWorldwide, L90, DoubleClick, DoubleClick Media Inc., Picasso Media Acquisition, Inc. and Lion Merger Sub, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2002, which is incorporated herein by reference)

2.7	*	Asset Purchase Agreement dated February 10, 2003 (“ALC Agreement”) among L90, American List Counsel, Inc. and Data Marketing New England, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on February 10, 2003, which is incorporated herein by reference)

2.8	*	Agreement and Plan of Merger dated March 12, 2003 (“Focus Agreement”) by and among Bulldog Holdings, Inc., The Excite Network, Inc., Millie Acquisition Sub, LLC, MaxWorldwide, L90 and Picasso Media Acquisition, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 12, 2003, which is incorporated herein by reference)

2.9		Plan of Liquidation and Dissolution adopted by the Registrant’s Board of Directors in April 2003 (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

2.10		Amendment to Agreement and Plan of Merger, dated May 5, 2003, among Focus Interactive, Inc. (formerly Bulldog Holdings, Inc.), The Excite Network, Inc., Millie Acquisition Sub, LLC, MaxWorldwide, Inc., L90, Inc., and Picasso Media Acquisition, Inc. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

3.1		Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)

3.2		Amended and Restated Bylaws (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.1		See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of common stock of the Registrant.

4.2		Stock Purchase and Stockholders Agreement dated September 14, 1998 (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.3		Registration Agreement dated August 6, 1999 (as amended) (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.4		Series C Registration Agreement dated September 22, 1999 (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.5		Registration Rights Agreement dated July 24, 2000 (previously filed as an exhibit to the Registrant’s S-3 Registration Statement filed with the Commission on May 22, 2001, which is incorporated herein by reference)

4.6		Registration Agreement dated May 14, 2001 (previously filed as an exhibit to the Registrant’s S-3 Registration Statement filed with the Commission on October 17, 2001, which is incorporated herein by reference)

4.7		Warrant No. PP-99-1 dated June 7, 1999 issued to The Roman Arch Fund L.P. (“Roman Arch PP Warrant”) (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.8		Warrant No. PP-99-2 dated June 7, 1999 issued to The Roman Arch Fund II L.P. (“Roman Arch II PP Warrant”) (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.9		Warrant No. IPO-99-1 dated June 7, 1999 issued to The Roman Arch Fund L.P. (“Roman Arch IPO Warrant”) (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.10	Warrant No. IPO-99-2 dated June 7, 1999 issued to The Roman Arch Fund II L.P. (“Roman Arch II IPO Warrant”) (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.11	Warrant No. W-WM1 dated July 24, 2000 issued to Jeffrey D. Wile (“Wile Warrant”) (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

4.12	Warrant No. W-WM2 dated July 24, 2000 issued to David Hou (“Hou Warrant”) (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

4.13	Warrant No. W-WM3 dated July 24, 2000 issued to Prime Ventures (“Prime Ventures Warrant”) (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

4.14	Registration Rights Agreement dated July 10, 2002 between Registrant and DoubleClick Inc. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.1	1999 Stock Incentive Plan (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

10.2	Form of Incentive Stock Option Agreement (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)

10.3	Form of Non-Statutory Stock Option Agreement (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)

10.4	Roman Arch PP Warrant (Exhibit 4.7)

10.5	Roman Arch II PP Warrant (Exhibit 4.8)

10.6	Roman Arch IPO Warrant (Exhibit 4.9)

10.7	Roman Arch II IPO Warrant (Exhibit 4.10)

10.8	Wile Warrant (Exhibit 4.11)

10.9	Hou Warrant (Exhibit 4.12)

10.10	Prime Ventures Warrant (Exhibit 4.13)

10.11	Form of Indemnification Agreement entered into between the Registrant and each of directors and executive officers (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

10.12	Employment Agreement entered into between the Registrant and Mitchell Cannold (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on May 16, 2002, which is incorporated herein by reference)

10.13	Amended and Restated Employment Agreement entered into between the Registrant and Mitchell Cannold dated August 1, 2003

10.14	General Release dated August 1, 2003 entered into between the Registrant and Mitchell Cannold

10.15	Employment Agreement entered into between the Registrant and William H. Mitchell (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.16	Employment Agreement entered into between the Registrant and William H. Wise (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.17	Severance Agreement entered into between the Registrant and Keith Kaplan (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.18	Severance Agreement entered into between the Registrant and Peter Huie (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.19	Letter Agreement dated October 31, 2001 by and between Registrant and the Registrant’s former Chief Technology Officer, Kenneth Johnson (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on May 16, 2002, which is incorporated herein by reference)

10.20	Consulting Agreement entered into between the Registrant and William Apfelbaum (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.21	Consulting Agreement entered into between the Registrant and the Los Altos Group, Inc. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on May 16, 2002, which is incorporated herein by reference)

10.22	webMillion Agreement (Exhibit 2.2)

10.23	Novus List Marketing Agreement (Exhibit 2.3)

10.24	adMonitor Agreement (Exhibit 2.4)

10.25	eUniverse Agreement (Exhibit 2.5)

10.26		DoubleClick Media Agreement (Exhibit 2.6)

10.27		ALC Agreement (Exhibit 2.7)

10.28		Focus Agreement (Exhibit 2.8)

10.29	*	DoubleClick Master Services Agreement dated October 2, 2001, as amended on July 10, 2002, between Registrant and DoubleClick, Inc. (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 14, 2001, which is incorporated herein by reference)

10.30	*	Dart Service Attachment for Publishers dated October 2, 2001, as amended on July 10, 2002, between Registrant and DoubleClick, Inc. (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 14, 2001, which is incorporated herein by reference)

10.31		Lease Termination Agreement dated April 7, 2003 between Registrant and CA-Marina Business Center Limited Partnership Agreement of Lease dated April 13, 1999 between Registrant and New Green 50W23 Realty LLC (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.32		Sub-Sublease Agreement dated February 28, 2000 between Registrant and Cravens & Company, Inc. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference) Agreement of Lease dated April 13, 1999 between Registrant and New Green 50W23 Realty LLC (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)

31.1.		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission.