Form 10-Q
period 2002-09-30
MAXWORLDWIDE INC
filed 2003-08-27
CIK 1176983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-49906

MaxWorldwide, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-0487484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Sound Shore Drive, Suite 201 Greenwich, Connecticut	06830
(Address of principal executive offices)	(Zip Code)

203 869-7825

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

As of As July 31, 2003, MaxWorldwide, Inc. had 24,503,282 shares of its Common Stock, $.001 par value per share, outstanding.

MAXWORLDWIDE, INC. AND SUBSIDIARIES

i

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

MAXWORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share amounts)

	September 30, 2002	December 31, 2001
		(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$37,308	$63,831
Restricted cash	750	—
Accounts receivable, net of allowance of $8,732 and $3,246 at September 30, 2002 and December 31, 2001, respectively	13,569	11,214
Notes receivable from officers	116	508
Prepaid expenses and current assets	5,287	1,225

Total current assets	57,030	76,778

Property and equipment, net	577	1,943
Restricted cash	1,130	1,410
Goodwill	7,269	1,676
Intangible assets, net	6,552	3,308
Other assets	281	220

Total assets	$72,839	$85,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,399	$517
Due to websites, net	6,911	5,191
Due to list owners, net	5,150	7,241
Accrued expenses and other current liabilities	14,591	6,150
Deferred gain	750	2,583
Deferred revenue	1,400	472

Total current liabilities	30,201	22,154
Other liabilities	102	1,031

Total liabilities	30,303	23,185

Stockholders’ Equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized; none outstanding at September 30, 2002 and December 31, 2001	—	—
Common stock, 0.001 par value, 53,333,333 shares authorized; 29,796,921 and 24,913,058 shares issued at September 30, 2002 and December 31, 2001, respectively	30	25
Additional paid-in capital	148,742	144,563
Treasury Stock, 5,293,639 shares	(2,647)	—
Notes receivable for common stock	—	(25)
Accumulated deficit	(103,589)	(82,413)

Total stockholders’ equity	42,536	62,150

Total liabilities and stockholders’ equity	$72,839	$85,335

The accompanying notes are an integral part of these consolidated financial statements.

MAXWORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
		(Restated)		(Restated)
Revenue:
Service fee-based revenue	$5,861	$4,753	$8,756	$16,944
Commission-based revenue	1,969	2,231	5,968	4,114

Total revenue	7,830	6,984	14,724	21,058

Cost of revenue	4,309	6,084	7,503	18,837

Gross profit	3,521	900	7,221	2,221

Operating expenses (income):
Sales and marketing	2,720	3,392	7,481	12,603
Product development	—	626	—	1,949
General and administrative	5,809	4,564	13,386	13,829
Special charges	1,242	—	9,743	—
Impairment charges	480	1,507	1,915	1,507
(Gain) loss on sale of adMonitor	(1,201)	—	(3,505)	—

Total operating expenses	9,050	10,089	29,020	29,888

Operating loss	(5,529)	(9,189)	(21,799)	(27,667)

Other (expense) income, net	(2)	770	3	1,720
Investment impairment	—	(1,000)	—	(1,000)
Interest income	156	533	621	2,249

Loss before provision for income taxes	(5,375)	(8,886)	(21,176)	(24,698)
Provision for income taxes	—	—	—	—

Net loss	$(5,375)	$(8,886)	$(21,176)	$(24,698)

Net loss per share:
Basic and diluted	$(0.20)	$(0.36)	$(0.83)	$(1.01)

Weighted average number of common shares outstanding-basic and diluted	26,513	24,913	25,506	24,464

The accompanying notes are an integral part of these consolidated financial statements.

MAXWORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine months ended September 30,
	2002	2001
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,176)	$(24,698)
Adjustments to reconcile net loss to cash used in operating activities-
Depreciation expense	1,092	3,894
Goodwill amortization	—	4,975
Intangible asset amortization	1,557	257
Provision for bad debt and advertising credits	1,215	2,282
Loss (gain) on disposal of equipment	63	(230)
Provision for officer loans	103	—
(Gain) loss on sale of adMonitor	(3,505)	—
Impairment of fixed assets	815	—
Write-off of investment in Zondigo	—	1,000
Changes in assets and liabilities
Decrease in accounts receivable	2,581	1,693
Decrease (increase) in prepaid expenses and other assets	(4,626)	411
Decrease in accounts payable	(509)	(317)
Decrease in due to websites and list owners	(3,425)	(2,195)
(Decrease) increase in deferred revenue	(246)	520
Increase in accrued expenses and other liabilities	9,363	265

Net cash used in operating activities	(16,698)	(12,143)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(547)	(1,233)
Proceeds from sale of equipment	584	1,659
Repayment of officer loans	321	—
Acquisition of DoubleClick Media business	(6,324)	—
Acquisition of Novus List Marketing business	—	(2,071)

Net cash used by investing activities	(5,966)	(1,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under capital lease obligations	(185)	(380)
Payments of notes payable	(661)	(206)
Restricted cash	(470)	—
Purchase of treasury stock	(2,647)	—
Proceeds from exercise of employee stock options	104	1

Net cash used by financing activities	(3,859)	(585)

Net decrease in cash	(26,523)	(14,373)
Cash and cash equivalents, beginning of period	63,831	72,653

Cash and cash equivalents, end of period	$37,308	$58,280

The accompanying notes are an integral part of these consolidated financial statements.

MAXWORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—Description of the Business and Significant Accounting Policies

Description of the Business

MaxWorldwide, Inc. and its subsidiaries (collectively, the “Company” or “MaxWorldwide”) are an Internet-based provider of marketing solutions for advertisers and Web publishers. The Company provided fully outsourced ad sales, as well as ad serving, direct marketing and sweepstakes promotions. The Company developed targeted marketing campaigns that leverage the capabilities of the Internet. The Company also specialized in offline list management, alternative media and sophisticated data analytical services.

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

As discussed in Note 2 “Restatement,” the Company’s consolidated financial statements for the three and nine month periods ended September 30, 2001 have been restated. All applicable amounts relating to the restatements have been reflected in these consolidated financial statements and the notes thereto.

As discussed in Note 3 “ Business Transactions,” the Company acquired the North American media business of DoubleClick Inc. in July 2002. In connection with this acquisition, it reorganized into a holding company structure and now operates under the name MaxWorldwide, Inc.

As discussed in Note 9, “Subsequent Events,” in February 2003, the Company sold its MaxDirect division. This division specialized in offline list management, alternative media, and sophisticated data analytical services. In addition, in March 2003 the Company entered into an agreement to sell its MaxOnline division to Focus Interactive, Inc. The Company consummated this sale of its MaxOnline division on July 31, 2003 and following the consummation of such sale, the Company adopted a plan of liquidation and dissolution, pursuant to which it is dissolving the Company.

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

The accompanying consolidated financial statements should be read in conjunction with the restated consolidated financial statements of MaxWorldwide for the year ended December 31, 2001, as presented in MaxWorldwide Inc.’s annual report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

As discussed in Note 9, “Subsequent Events,” on July 31, 2003, the Company sold substantially all of the assets of its MaxOnline division to Focus Interactive. Following such sale, the Company adopted a plan of liquidation and dissolution pursuant to which it will liquidate and dissolve the Company. The accompanying financial statements have not been adjusted to reflect the impact of liquidating the Company.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents includes all cash instruments due on demand or with an original maturity of 90 days or less. Restricted cash consists of certificates of deposits pledged under outstanding letters of credit.

Accounts Receivable

The Company has receivables due from advertisers or their agencies resulting from the sales of ads and from list brokers resulting from the brokering of lists. These receivables relate to both commission-based and service fee-based contracts. The Company’s credit

MAXWORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

exposure on commission-based contracts is limited to the net amount of cash to be received by the Company from ad sales and list rentals. The Company’s credit exposure on service fee-based contracts is the full amount of the ad sales as the Company is obligated to pay the Web publishers for ads sold on their Web sites irrespective of receiving payment from advertisers. The Company extends credit to its customers, who are primarily located in the United States. The ability of these customers to meet their obligations to the Company is dependent on their economic health, as well as their industry and other factors.

The Company maintains an allowance for doubtful accounts that represents management’s estimate of expected losses on specific accounts and inherent losses on other as yet unidentified accounts included in accounts receivable. In estimating the potential losses on specific accounts, management performs ongoing credit evaluations of its customers based on management’s analysis and reviews of available public documents. Additionally, the Company establishes contra-liability accounts against amounts due to websites, as a result of certain of the Company’s web publishers bearing the risk of non-payment of advertising fees from marketers and reserves against due to list owners as a result of the Company’s list owners bearing the risk of non-payment from list buyers. As of September 30, 2002 and December 31, 2001, the total reserves against amounts due to websites were approximately $1.4 million and $1.1 million, respectively, and reserves for due to list owners were approximately $0.4 million and $0.5 million, respectively.

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

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 141, “Business Combinations,” in its entirety and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations entered into after June 30, 2001 and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS No. 142 established new standards for goodwill acquired in a business combination, eliminated amortization of goodwill and sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that life. The Company completed its initial impairment testing and no changes to the carrying value of its goodwill were made as a result of the adoption of SFAS 142. SFAS 142 requires an annual test for impairment of goodwill, as well as when a triggering event indicating impairment may have occurred. No indicators of impairment were identified during the nine months ended September 30, 2002. The Company performs its required annual goodwill impairment test as of October 1. (see Note 4)

Intangible assets include customer lists, the website network acquired from DoubleClick, purchased technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis or double-declining balance basis over their estimated useful lives, which are generally one to seven years.

Revenue Recognition

Revenue from ad sales is earned under commission-based and service fee-based contracts and is recognized in the period the advertising is delivered, provided collection of the resulting receivable is reasonably assured. For commission-based contracts, the Company invoices the full amount of revenue due to Web publishers for the sale of their ad inventory and is entitled to receive a commission. Revenue earned by the Company from commission-based contracts reflects only the amount of the commission earned by the Company. For service fee-based contracts, the Company is obligated to pay a fee to the Web publishers for ads placed on their

MAXWORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

websites. Theses fees are included in cost of revenue. Additionally, under service fee-based contracts, the Company collects and bears the risk of loss for ads sold. Consequently, revenue earned from service fee-based contracts reflects the full value of the ads sold, or the Company’s credit risk exposure. The Company recognizes list revenue upon delivery and establishes reserves for potential adjustments at that time. The Company generally invoices the full amount of revenue due to list owners for the sale of their list and is entitled to receive a commission. The Company’s revenue is presented net of an allowance for advertising credits, which is estimated and established in the period in which services are provided. These credits are generally issued in the event that delivered advertisements do not meet contractual specifications. Actual results could differ from these estimates. Deferred revenue consists primarily of payments received in advance of revenue being earned for the delivery of advertising.

Product Development

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

For the three and nine months ended September 30, 2002 and 2001, there were approximately 3.7 and 4.3 million shares, respectively of outstanding options and warrants to purchase shares of common stock that were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. As a result, the basic and diluted net loss per share amounts are equal for all periods presented.

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

Other Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), the provisions of which are effective for any exit or disposal activities initiated by us after December 31, 2002. SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. The adoption of the provisions of SFAS No. 146 will impact the measurement and timing of costs associated with any exit and disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” which provides optional transition guidance for those companies electing to voluntarily

MAXWORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. The Company will continue to account for stock-based compensation in accordance with APB No. 25. As such, this standard will not have a material impact on its consolidated financial position or results of operations. The Company has adopted the disclosure-only provisions of SFAS No. 148 at December 31, 2002.

In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others. FIN No.45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation are required for financial statements of periods ending after December 15, 2002. The initial measurement provisions of the interpretation are applicable on a prospective basis for guarantee issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a significant effect on the Company’s financial statements.

NOTE 2—Restatement

During the course of the Company’s preparation of its quarterly report on Form 10-Q for the quarter ended June 30, 2002, the Company discovered certain errors in the application of GAAP, which required restatement of its previously issued financial statements. The principal adjustments impacting the three and nine months ended September 30, 2001 are discussed below.

Throughout these financial statements, the term “previously reported” will be used to refer to the Company’s amended quarterly report on Form 10-Q/A for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission (“Commission”) on June 11, 2002.

Revenue adjustment impacting pre-tax loss:

During 2001, the Company recorded revenue in its MaxDirect division without appropriately estimating the impact of sales adjustments granted in future periods. This adjustment resulted in a reduction in total revenue and an increase of the pre-tax loss of $0.2 million and $0.3 million for the three and nine months ended September 30, 2001, respectively.

Other adjustments impacting pre-tax loss:

webMillion.com, Inc. acquisition accounting:

On July 24, 2000, the Company acquired webMillion, Inc., a direct marketing promotions company. The goodwill associated with this acquisition was being amortized over a period of twenty years in the Company’s previously reported financial statements. Given the nature of the operations of webMillion.com, the Company has concluded that an amortization period of three years was more appropriate. Additionally, the Company did not properly value its common stock issued in this transaction resulting in a decrease of the previously reported goodwill recorded upon consummation of this transaction. The net impact of these adjustments increased amortization expense by approximately $1.4 million and $4.2 million for the three and nine months ended September 30, 2001, respectively.

Novus List Marketing acquisition accounting:

During 2001, the Company acquired the assets related to the list marketing business of Novus List Marketing, LLC. The Company did not properly allocate the purchase price of $4.9 million among the identifiable intangible assets acquired. As a result, amortization expense has increased by $0.1 million and $0.2 million during the three and nine months ended September 30, 2001, respectively.

Facility and fixed asset impairment charges:

During 2001 and 2000, the Company consolidated certain of its leased office space, and closed certain of its offices and recorded impairment charges associated with certain related fixed assets. In connection with these actions, the Company determined that errors were made with respect to the timing of recording certain liabilities and asset write-offs. These adjustments have resulted in a $0.6 million and $0.5 million decrease in the previously reported net loss for the three and nine months ended September 30, 2001, respectively.

Allowance for doubtful accounts:

MAXWORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

In connection with the Company’s review of prior years’ financial records, the Company determined that its methodology for recording its allowance for doubtful accounts in prior years was not appropriate. Accordingly, bad debt expense has been decreased by $0.7 million and increased by $0.1 million for the three and nine months ended September 30, 2001, respectively.

Reserve for amounts due to websites:

The Company’s credit exposure on commission-based contracts is limited to the net amount of cash to be received by the Company from ad sales. This fact was not properly considered when recording the expected amount to be paid to third-party websites. The Company has adjusted for this item in these restated financial statements which resulted in a decrease in the previously reported net loss of $0.4 million and $0.8 million for the three and nine month periods ended September 30, 2001, respectively.

Zondigo:

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

In 2001 the Company concluded that its investment in Zondigo was impaired and therefore recorded a $1.95 million impairment charge in its previously reported 2001 financial statements. As a result of restating the investment in Zondigo to $1.0 million as described above, the impairment charge recorded in 2001 has also been reduced to $1.0 million. Additionally, this impairment charge has been reclassified from within “Loss from operations” to within “Investment impairment” in the restated financial statements.

Commission Expense

In connection with the Company’s review of prior year financial records, the Company determined that it inappropriately recorded $0.4 million of commission expense during quarter ended December 31, 2001, when such expense should have been recorded during the first three quarters of 2001. These adjustments had no impact on the full year ended December 31, 2001.

Other adjustments, net:

In addition to the items above other miscellaneous errors in the application of GAAP were identified and corrected in the restated financial statements. The net impact of these items resulted in an increase to pre-tax loss of $0.1 million and a decrease of $17,000 for the three and nine months ended September 30, 2001, respectively.

Reclassifications:

In addition to the above items noted above and in connection with the Company’s review of prior years’ financial statements it has determined certain errors were made with respect to how certain items were classified in the Company’s previously reported Statement of Operations for the three and nine months ended September 30, 2001. These items had no impact on previously reported total revenue or net loss. The principal reclassifications are described below.

Research and development / product development:

During the Company’s review of its historical financial statements, it was noted that certain expenses previously classified as Research and development expense (“R&D”) should more appropriately be classified in other captions within the Statement of Operations. The Company has determined that such costs are more appropriately classified as “Product development expense.” Of the $4.2 million of previously reported R&D for the three month period ended September 30, 2001, $3.3 million was reclassified to cost of revenue and $0.6 million was reclassified to product development and $0.2 million to general and administrative expense. Of the $11.4 million of previously reported R&D for the nine month period ended September 30, 2001 $8.6 million was reclassified to cost of revenue, $1.9 million was reclassified to product development, and $0.9 million was reclassified to sales and marketing.

Commission-based contracts vs. service fee-based contracts:

During the quarter ended September 30, 2001 the Company inappropriately accounted for certain of its commission-based contracts as service fee-based contracts and vice-versa (refer to Note 1 for a further description of the Company’s revenue recognition policy).

MAXWORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

These adjustments have resulted in a decrease in total revenue and an offsetting decrease in cost of revenue of $0.4 million and $0.8 for the three and nine months ended September 30, 2001, respectively.

Accounting for sale of adMonitor:

In October 2001, the Company sold its ad serving technology, adMonitor, and certain related technology to DoubleClick Inc. in exchange for cash of $6.8 million. As part of this transaction, the Company entered into a contract with DoubleClick, in which the Company became obligated to purchase a minimum of $3.5 million of services from DoubleClick over a 3-year period. Sale proceeds in an amount equal to the minimum purchase commitment of $3.5 million were deferred. In the previously reported financial statements the Company amortized this gain as services were provided by reducing the deferred gain and reducing cost of revenue. The Company has determined that this deferred gain would be more appropriately recorded, when amortized, as additional “Gain on sale of adMonitor.” This adjustment resulted in “Cost of revenue” and “(Gain) loss on sale of adMonitor” increasing by $0.7 million for the quarter ended March 31, 2002 and the nine months ended September 30, 2002.

The following table presents the effects of the aforementioned adjustments on previously reported net loss (in thousands):

(Increase) decrease to net loss:	Three months ended September 30, 2001	Nine months ended September 30, 2001
	(restated)	(restated)
Net loss—as previously reported	$(8,831)	$(21,720)

Revenue restatements impacting pre-tax loss:
MaxDirect revenue adjustment	(192)	(270)

Other adjustments impacting pre-tax loss:
webMillion.com acquisition accounting	(1,387)	(4,161)
Novus List Marketing acquisition accounting	(75)	(215)
Facility and fixed asset impairment charges	(566)	(468)
Allowance for doubtful accounts	717	(58)
Reserve for amounts due to websites	400	829
Zondigo	950	950
Commission expense	180	398
Other adjustments, net	(82)	17
(Increase) decrease to pre-tax loss	(55)	(2,978)

Net loss-restated	$(8,886)	$(24,698)

Net loss per share-basic and diluted:
As previously reported	$(0.35)	$(0.89)
As restated	$(0.36)	$(1.01)

NOTE 3—Business Transactions

Novus List Marketing, LLC

On May 14, 2001, the Company purchased substantially all the assets of a list marketing business from Novus. The results of the list marketing business’ operations have been included in the consolidated financial statements since that date. Pursuant to the Asset Purchase Agreement, the Company paid approximately $1.8 million in cash, issued 914,210 shares of common stock, valued at approximately $2.2 million, and incurred approximately $0.75 million, subject to adjustment, in a note payable to Novus The note is non-interest bearing and was paid in full in 2002 after contractual adjustments were made based upon the collection of receivables and payment of liabilities acquired in the acquisition. In addition, Novus was eligible to receive up to an additional $1.0 million over a two-year period if certain operating income goals are achieved. As of December 31, 2002, these operating income goals were not achieved and it does not appear that they will be achieved prior to the expiration of the two-year period. In addition, certain former employees of Novus were eligible to receive up to an additional $2.0 million over a two-year period if certain operating income goals are achieved. As of September 30, 2002 and December 31, 2001, the Company had accrued $0.0and approximately $0.5 million, respectively in association with this other consideration. The value of the common shares issued was determined based on the average market price of the Company’s common stock as quoted on the Nasdaq National Market for the two days immediately prior to the day

MAXWORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

of, and the two days immediately after the number of shares and cash consideration became irrevocably fixed pursuant to the agreement. The acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price of $4.9 million which includes approximately $0.2 million of direct acquisition costs has been allocated to the assets acquired and the liabilities assumed based upon their fair values at the date of acquisition as follows (in millions):

Current assets	$6.7
Other intangible assets	3.7
Goodwill	1.8

Total assets acquired	12.2
Current liabilities	(7.3)

Net assets acquired	$4.9

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

Sale of adMonitor

On October 2, 2001, the Company completed the sale of adMonitor, its ad serving technology software, and the technology underlying the ProfiTools solutions to DoubleClick Inc. in exchange for cash of $6.8 million. Additionally, the Company entered into an agreement which provides that until October 2002, the Company would not engage in the use, development, licensing, sale or distribution of any technology, product or service that performs ad-management, serving and tracking for third parties with the same or substantially similar purpose as adMonitor. This agreement was later extended to July 2003 in conjunction with the DoubleClick Media acquisition. The agreement permits the Company to perform these activities in connection with its media sales and advertising and design services businesses. As part of the sale, the Company entered into a five-year non-exclusive ad serving agreement for DART, DoubleClick’s ad serving technology, pursuant to which the Company would purchase a minimum of $3.5 million of DART services over the term of the agreement. The agreement also replaced any obligations that remained under a prior settlement agreement with DoubleClick. Sale proceeds in an amount equal to the minimum purchase commitment under the agreement of $3.5 million were deferred. As the Company satisfied its minimum purchase commitment under this agreement, it recorded charges to cost of revenue and amortized a corresponding amount of the deferred gain to “(Gain) loss on sale of adMonitor.” In the fourth quarter of 2001, $0.2 million of the $3.5 million minimum purchase commitment was satisfied. As a result of the sale of adMonitor in the fourth quarter of 2001, the Company incurred losses of approximately $6.1 million relating to fixed assets and estimated remaining contractual obligations associated with the adMonitor technology and severance of approximately $500,000, associated with the disposition of adMonitor which were included in the determination of gain or loss on this transaction. Accordingly, the Company recognized a net loss of approximately $3.1 million relating to this transaction in 2001, which is included in “Gain on sale of adMonitor” in the Consolidated Statement of Operations. During 2002 the Company favorably settled a contract associated with adMonitor technology resulting in an adjustment to the loss on the sale of adMonitor recorded in 2001 of approximately $1.0 million and also recognized the remaining $3.3 million deferred gain. This resulted in a gain in 2002 totaling $4.3 million of which $3.5 million was recognized during the nine months ended September 30, 2002, which is included in “(Gain) loss on sale of adMonitor” and brought the net gain on this transaction to $1.2 million over two years. As a result of this transaction, the Company no longer provides proprietary Internet ad serving, tracking and marketing technology.

DoubleClick Media Acquisition

On July 10, 2002 the Company purchased substantially all the assets of DoubleClick’s North American media business. In exchange for the assets of the media business, MaxWorldwide issued to DoubleClick 4.8 million shares of MaxWorldwide common stock, valued at approximately $4.1 million and paid $5.0 million in cash. The value of the common shares issued was determined based on the average market price of the Company’s common stock, as quoted on the Nasdaq National Market for the two days immediately prior to the day of, the day of, and the two days immediately after the number of shares and cash consideration became irrevocably fixed pursuant to the agreement. DoubleClick may also receive an additional $6.0 million if, during the three-year period subsequent to consummation of the transaction, MaxWorldwide achieves proforma earnings, for two out of three consecutive quarters. Proforma earnings, as defined in the merger agreement, is earnings before interest, taxes, depreciation and amortization, excluding any one- time non-recurring items, restructuring charges (including facility relocation charges), transaction related costs, including costs incurred in connection with the acquisition or disposition of a business, whether consummated or not, and any asset impairment, including impairment of goodwill. The purchase price has been allocated to the assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. Assets acquired have been reviewed by an independent appraisal firm and include

MAXWORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

values for certain assets that will be amortized over lives ranging from one to three years.

The aggregate purchase price of $10.4 million, inclusive of approximately $1.3 million of direct acquisition costs was allocated to the assets acquired and the liabilities assumed according to their fair values at the date of acquisition as follows: (in millions)

Current assets	$6.6
Property and equipment	0.1
Goodwill	5.6
Other intangible assets	4.8

Total assets acquired	$17.1
Liabilities assumed	(6.7)

Net assets acquired	$10.4

On the basis of a fair value appraisal, approximately $2.6 million of the purchase price has been allocated to advertising contracts, $1.3 million to DoubleClick’s website network and $0.9 million to non-compete agreements and other intangibles. The amounts attributable to advertising contracts and website network are being amortized on double-declining balance basis over a two-year period.

The Company has recorded approximately $5.6 million in goodwill, which represents the remainder of the excess of the purchase price over the fair value of net assets acquired. This goodwill is not tax deductible.

The following unaudited proforma results of operations have been prepared assuming that the acquisition of DoubleClick Media, consummated during 2002, and the acquisition of Novus, consummated during 2001, occurred as of January 1, 2001. This proforma financial information should not be considered indicative of the actual results that would be achieved had the acquisitions been completed on the dates indicated and does not purport to indicate results of operations as of any future date or any future period.

(in thousands, except per share data)

	Nine months ended September 30, 2002	Nine months ended September 30, 2001
Revenue	$32,084	$85,625
Net loss	$(23,323)	$(33,855)
Net loss per basic and diluted share	$(0.84)	$(1.14)

NOTE 4—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

	MaxDirect	MaxOnline	Total
Balance at January 1, 2002 (restated)	$1,676	$—	$1,676
Acquisition Of DoubleClick Media (See Note 3)	—	5,593	5,593

Balance at September 30, 2002	$1,676	$5,593	$7,269

The Company initially recorded $5.6 million as goodwill associated with the DoubleClick acquisition. In the fourth quarter of 2002, the Company recorded an impairment charge of $4.3 million to reduce the carrying value of the goodwill.

The following adjusts reported net loss and basic and diluted net loss per share as if SFAS No. 142 had been in effect as of January 1, 2001 as follows (in thousands except for per share amounts):

MAXWORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
		(restated)		(restated)
Reported net loss	$(5,376)	$(8,886)	$(21,176)	$(24,698)
Add back: Goodwill amortization	—	1,682	—	4,975

Adjusted net loss	$(5,376)	$(7,204)	$(21,176)	$(19,723)

Weighted average number of common shares outstanding outstanding used in basic and diluted net loss per share	26,513	24,913	25,506	24,464

Reported net loss per share—basic and diluted	$(0.20)	$(0.36)	$(0.83)	$(1.01)
Add back: Goodwill amortization	—	0.07	—	0.20

Adjusted net loss per share—basic and diluted	$(0.20)	$(0.29)	$(0.83)	$(0.81)

Intangible assets consist of the following (in thousands):

	September 30, 2002				December 31, 2001
	Weighted average amortization period (in months)	Gross carrying amount	Accumulated amortization	Net intangible assets	Net intangible assets (restated)
Customer lists	54	$5,283	$(1,140)	$4,143	$2,443
Website Network	24	$1,300	$(307)	993	$—
Purchased technology	54	734	(165)	569	485
Non-compete agreements and other	24	1,220	(373)	847	380

	45	$8,537	$(1,985)	$6,552	$3,308

Intangible asset amortization was $1.2 million and $0.2 million for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001 Intangible asset amortization was $1.6 million and $0.3 million, respectively.

Based on the balance of intangible assets at September 30, 2002, the annual amortization expense for each of the succeeding five fiscal years is estimated to be $3.2 million, $1.7 million, $0.5 million, $0.5 million and $0.4 million in 2003, 2004, 2005, 2006 and 2007, respectively.

NOTE 5—Impairment Charges

Throughout 2002, the Company continued taking certain actions to increase operational efficiencies and bring costs in line with revenue. These measures resulted in the continued consolidation of the Company’s leased office, as well as the impairment of certain computer equipment as the estimated fair value of this equipment was determined to be lower than the carrying value of these assets. As a consequence, the Company recorded a $0.5 million and $1.9 million of charges to operations during the three and nine month period ended September 30, 2002 respectively.

As of September 30, 2002, approximately $2.0 million and $0.1 million of the total lease charges recorded remained accrued in “Accrued expenses and other current liabilities” and “Long-term obligations,” respectively. The following table sets forth a summary of the balance of the reserves established (in thousands).

	Future Lease Costs	Fixed Asset Write-off	Total
Balance at December 31, 2001	$1,655	$—	$1,655
Impairment Charges	1,099	816	1,915
Cash expenditures	(704)		(704)
Non-cash expenditures		(816)	(816)

Balance at September 30, 2002	$2,050	$—	$2,050

MAXWORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

NOTE 6—Contingencies

a.	Legal Matters

In addition to legal proceedings to which the Company may become subject from time to time in the normal course of business, the following is a summary of outstanding actions involving the Company

General Litigation

On April 2, 2001, EMI Communications Corp. filed a lawsuit against the Company in the Queen’s Bench (Brandon Centre), Manitoba, Canada. The suit alleges breach of contract by the Company and is seeking damages of $270,000. The Company believes this suit is without merit and intends to vigorously defend against these claims. However, due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of this matter.

On May 2, 2002, John Bohan, the Company’s former Chief Executive Officer, filed an action against us in the Court of Chancery for the State of Delaware, seeking an order requiring the Company to advance his defense costs in connection with the Commission’s investigation and the related civil litigation in accordance with his indemnification agreement with the Company and its charter documents. On June 6, 2002, the parties entered into a stipulation and order establishing a procedure for the advancement of expenses subject to an undertaking by Mr. Bohan to repay the Company if it is determined that indemnification is not warranted. During the calendar years 2002 and 2003, the Company paid legal and other professional fees and expenses of approximately $1.9 million (recorded during second quarter of 2002), in the aggregate, on behalf of certain former officers and directors, including Mr. Bohan, pursuant to their indemnification agreements with the Company and the Company’s charter documents. Mr. Bohan was initially subject to an undertaking with the Company pursuant to which he was obligated to repay all amounts advanced to him by the Company in the event it was determined that that indemnification was not warranted. In April 2003, the Company entered into an agreement, pursuant to which it agreed to terminate Mr. Bohan’s obligations to the Company under this undertaking in exchange for a release from Mr. Bohan of all future indemnification obligations of the Company to Mr. Bohan under his indemnification agreement with the Company and its charter documents. The payment made under this agreement was accrued for in the Company’s September 30, 2002 balance sheet and in the related Statement of Operations for the period then ended.

See also Note 9—Subsequent Events.

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

MAXWORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

During the course of the Company’s preparation of its quarterly report on Form 10-Q for the quarter ended June 30, 2002, the Company discovered certain errors in the application of GAAP which required restatement of its previously issued financial statements. Because the auditors that previously reported on the 2001 and 2000 consolidated financial statements have ceased operations, the Company engaged its current auditors to re-audit the Company’s financial results for the years ended December 31, 2001 and 2000. These audits have resulted in a restatement of the Company’s financial statements for the years ended December 31, 2000 and 2001 and for the quarter ended March 31, 2002. For a full description of the restatements, see Note 2 to the Company’s consolidated financial statements in its 2002 annual report on Form 10-K filed with the Commission on May 9, 2003.

Securities Class Actions

Beginning on March 21, 2002, following the announcement of the Commission investigation and the internal investigation by the Audit Committee of the Board of Directors, a number of securities class action complaints were filed against the Company and certain of the Company’s former officers and directors in the United States District Court for the Central District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased the Company’s common stock during the purported class period. The complaints generally allege that during 2000 and 2001 the Company, and the other named defendants, made false or misleading statements of material fact about the Company’s financial statements, including its revenue, revenue recognition policies, business operations and prospects for the years 2000, 2001 and beyond. The complaints seek an unspecified amount of damages on behalf of persons who purchased the Company’s common stock during the purported class period. On July 17, 2002, the securities class actions were consolidated in a single action for all purposes. On July 22, 2002, the court appointed John A. Levin & Co. as the lead plaintiff in the consolidated action. On September 20, 2002, the lead plaintiff filed its consolidated amended class action complaint. On March 18, 2003 the court granted the Company’s motion to dismiss the consolidated class action lawsuit for failure to state a claim upon which any relief may be granted and the consolidated class action lawsuit was dismissed without prejudice. Because the class action lawsuit was dismissed without prejudice, plaintiffs have an opportunity to amend the complaint against the defendants. The Company has reached an agreement in principle with the lead plaintiff to settle the class action for approximately $5.0 million. Final terms of the settlement are still under negotiation and are subject to certain terms and conditions, including court approval. The $5.0 million settlement is included in “Accrued expenses and other current liabilities” at September 30, 2002. Included in “Prepaid expenses and other current assets” at September 30, 2002 is approximately $2.2 million relating to insurance proceeds that the Company received subsequent to September 30, 2002.

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

Derivative Actions

Beginning on March 22, 2002, the Company has been named as a nominal defendant in at least two derivative actions, purportedly brought on the Company’s behalf, filed in the Superior Court of the State of California for the County of Los Angeles. The derivative complaints allege that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company, engaged in abuses of their control of the Company, wasted corporate assets, and grossly mismanaged the Company. The plaintiffs sought unspecified damages on the Company’s behalf from each of the defendants. In April 2003, the Company settled these derivative actions for $775,000 in attorneys’ fees and the Company’s agreement to adopt certain corporate therapeutic actions. The Company has received insurance proceeds sufficient to satisfy the $775,000 to be paid by it in settlement of the derivative suits, accordingly, no provision has been made in the June 30, 2002 Consolidated Statement of Operations for this settlement. The $775,000 was accrued for during the three months ended June 30, 2002 and is included in both “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities” at September 30, 2002.

Special Charges

MAXWORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The costs associated with of the Commission’s investigation, the associated securities class action and derivative lawsuits, and the re-audits of the Company’s financial statements have been included within Special Charges in the Consolidated Statement of Operations. These charges principally for professional fees and legal settlements, net of insurance proceeds, amounted to $5.4 million and $8.5 million during the three and nine months ended September 30, 2002, respectively. For the quarters ended March 31, 2003, these charges amounted to $0.4 million. The Company believes these costs will continue in 2003 and that, although the amounts cannot be reasonably estimated at this time, they may be material.

Included within Special charges during the nine months ended September 30, 2002, were approximately $1.7 million of costs associated with the Company’s indemnification of legal defense costs for certain of the Company’s former officers and employees incurred by them in connection with the Commission’s investigation and related civil litigation. The Company is subject to continuing indemnification obligations to certain individuals for such costs under indemnification agreements with such individuals and pursuant to the Company’s charter documents. Each of these individuals has entered into an undertaking with the Company which requires such individual to repay the Company amounts advanced if it is determined that indemnification is not warranted. Due to the inherent uncertainties of litigation, the Company cannot estimate the ultimate amount of such costs and therefore no additional accrual has been provided in the accompanying financial statements for the three months ended September 30, 2002 and these costs may have a material adverse effect on the Company’s financial condition and results of operations.

NOTE 7—Related Party Transactions

In March 2002, the Company entered into a consulting agreement with Peter Sealy, a director to provide various consulting services. The agreement provides for a consulting fee of $16,000 per month. The agreement was terminated in October 2002.

As more fully discussed in Note 3, on July 10, 2002, the Company purchased substantially all the assets of DoubleClick’s North American media business. Prior to the purchase of DoubleClick’s North American media business, the Company recognized approximately $0.8 million in expenses, included in cost of revenue. For the three and nine months ended September 30, 2002, the Company recorded approximately $1.6 million in expenses included in cost of revenue.

On August 13, 2002, MaxWorldwide repurchased 5,293,639 shares of its common stock from Mr. Bohan, the Company’s former Chief Executive Officer and a former director. The shares were purchased for $0.50 per share at a discount from the then current market closing price. The Company also agreed to purchase up to 303,333 additional shares at $0.50 from Mr. Bohan. These shares are recorded as treasury stock in the accompanying consolidated balance sheets.

See also Note 9 – Subsequent Events.

NOTE 8—Segments

The Company is organized in two segments: MaxOnline and MaxDirect based on types of services provided. MaxOnline is an Internet-based provider of marketing solutions for advertisers and Web Publishers, which provides fully outsourced, advertising sales, delivery and related services. MaxDirect was a provider of list marketing services to publishing, catalog, e-commerce and other marketing companies. On February 10, 2003 the Company consummated the sale of substantially all of the assets of MaxDirect (See Note 9).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Gross billings, revenue and gross profit by segment are as follows (in thousands):

	Three months ended September 30, 2002			Three months ended September 30, 2001
	MaxOnline	MaxDirect	Total	MaxOnline	MaxDirect	Total
Gross billings	$8,839	$5,516	$14,355	$7,091	$6,831	$13,922
Net contract commissions	2,097	4,428	6,525	1,267	5,671	6,938

GAAP revenue	$6,742	$1,088	$7,830	$5,824	$1,160	$6,984

Cost of revenue	$4,309	$—	$4,309	$6,084	$—	$6,084

Gross profit	$2,433	$1,088	$3,521	$(260)	$1,160	$900

MAXWORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	Nine months ended September 30, 2002			Nine months ended September 30, 2001
	MaxOnline	MaxDirect	Total	MaxOnline	MaxDirect	Total
Gross billings	$17,375	$16,925	$34,300	$22,413	$9,673	$32,086
Net contract commissions	5,709	13,867	19,576	2,945	8,083	11,028

GAAP revenue	$11,666	$3,058	$14,724	$19,468	$1,590	$21,058

Cost of revenue	$7,503	$—	$7,503	$18,837	$—	$18,837

Gross profit	$4,163	$3,058	$7,221	$631	$1,590	$2,221

Gross billings represent the full amount due from marketers for the sale of web publisher ad inventory, as well as the full amount due from marketers for the rental of MaxDirect lists that the Company represents. Management believes gross billings is a relevant and useful measure of financial performance. Management uses this non-GAAP measure in analyzing the operating performance of the business, as it is more indicative of the effectiveness of our sales force and the trends in our business. The Company calculates its liabilities to suppliers and salesmen based on gross billings. The Company is responsible for paying its ad serving and mailing vendors based on all advertising delivered for its customers, irrespective of whether it shares risk of collection with websites and list owners. The Company uses gross billings in discussions with its management team surrounding future performance and as a gauge for making financial decisions and allocating resources. Market share for its industry is based, the Company believes, upon total advertising billings irrespective of a company’s third party relationship with those suppliers. Gross billings enable the Company to measure its position in the advertising market. The Company therefore believes it is important to analyze this non-GAAP financial information along with GAAP revenue in discussing its financial performance. Nevertheless, the Company believes that gross billings should be considered in addition to, not as a substitute for or superior to, GAAP revenue.

NOTE 9—Subsequent Events

Sale of MaxDirect

On February 10, 2003, the Company consummated the sale of substantially all of the assets of MaxDirect to a wholly-owned subsidiary of American List Counsel, Inc., a New Jersey corporation (“ALC”). The transaction did not include any of the Company’s assets relating to its online business, including e-mail list management, e-mail brokerage and all other online services. As consideration for MaxDirect, ALC paid $2.0 million in cash and assumed certain liabilities, on the closing of the transaction (the “ MaxDirect Closing”), and agreed to pay, monthly, 92.5% of the acquired accounts receivable from MaxDirect collected by ALC during the first six months following the MaxDirect Closing and 46.25% of the acquired accounts receivable from MaxDirect collected by ALC during the second six months following the MaxDirect Closing, in each case net of any accounts payable associated with such accounts receivable. In addition, ALC agreed to pay $500,000 in cash if revenue generated by MaxDirect during the one year period following the MaxDirect Closing are at least $2.5 million and an additional $1.0 million in cash if revenue generated by MaxDirect during the one year period following the MaxDirect Closing are at least $3.5 million. ALC also agreed to pay the Company $0.50 for each dollar of revenue above $3.5 million generated by MaxDirect during the one year period following the MaxDirect Closing.

The Company incurred approximately $0.4 million of expenses and fees associated with the sale resulting in net proceeds of approximately $1.6 million. MaxDirect’s net assets at the time of the transaction were approximately $4.1 million; accordingly the Company has recorded a loss on disposal of MaxDirect of $2.5 million. Additionally, the Company recorded a receivable of $0.6 million from American List Counsel, which was not part of the $4.1 million in net assets, for the net amount of payments it anticipates receiving from American List Counsel, relating to the acquired accounts receivable after appropriate deductions for List owner payments, bad debts and collection costs. The Company has not recorded any gain associated with the potential earn-out payments of $0.5 million, $1.0 million or $0.50 for each dollar of revenue above $3.5 million generated by the MaxDirect business during the one-year period following the closing. These gains, if any, will be recorded when earned. Financial statements subsequent to the sale date have reflected the operating results of MaxDirect as discontinued operations. The Company has not recognized any gain attributable to the contingent payments based on revenue generated during the 12 month period following the sale.

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

MAXWORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

The Company incurred approximately $0.8 million of expenses and fees associated with the MaxOnline sale resulting in net proceeds of approximately $4.3 million, of which $2.0 million is in the form of a secured note, payable to the Company within 12 to 18 months of the date of sale. The Company will record a gain on sale of MaxOnline of approximately $4.6 million in the third quarter. Additionally, the Company recorded a receivable of $2.5 million from Focus, representing the positive working capital (as defined in ther merger agreement) Focus acquired as a result of the MaxOnline sale. The Company will record any gain associated with the $1.0 million in potential earn-out payments if and when certain revenue milestones are achieved.

Plan of Liquidation and Dissolution

As a result of the MaxOnline Sale, the Company no longer owns any of the assets it used to generate revenue for the quarter ended September 30, 2002. The Company is also prohibited from competing with Focus in the online advertising industry for a period of one year following the closing. Subsequent to the MaxOnline Sale the Company intends to significantly curtail administrative expenses, discharge its outstanding liabilities and initiate the orderly distribution of assets to shareholders following the sale. The Company’s liabilities include contingent liabilities including, but not limited to, the $5.0 million settlement of litigation against the Company in the class action lawsuits, any litigation arising from its sale of MaxOnline to Focus, payments of termination or severance agreements with officers, employees and consultants, payments pursuant to its required indemnification of former officers for their professional fees, payments for directors and officers insurance coverage, and professional fees associated with the liquidation of our corporation and distribution of funds to shareholders. The Company’s financial statements have not been adjusted to reflect the impact of liquidating the Company.

Voting Agreement with Significant Stockholder

On June 13, 2003, the Company entered into a voting agreement with a group of its stockholders known as The MaxWorldwide Full Value Committee (the “Committee”), in which the members of the Committee have agreed to vote their shares in favor of the MaxOnline Sale, the plan of liquidation and dissolution, and the slate of directors proposed by the Company’s management. The Company has agreed with the Committee that it will pursue the plan of liquidation and dissolution as described in its proxy statement filed with the SEC, subject to any revisions required by the SEC. The Company has also agreed to amend the consulting agreement with William Apfelbaum described below and to pay certain legal fees incurred by the Committee to date in an amount equal to $75,000. Accordingly, the consulting Agreement with Mr. Apfelbaum was terminated on July 31, 2003 and the Company paid the legal fees of the Committee as a result of the closing of the MaxOnline Sale. Finally, the Company has agreed that if it does not make the partial special distribution of $12,250,000 contemplated in the plan of liquidation and dissolution within 60 days after the closing of the MaxOnline Sale, the Committee will have the right to appoint one person to the Company’s Board of Directors.

Consulting Agreement

Effective October 2002, the Company entered into a consulting agreement with Mr. Apfelbaum, Chairman of the Board of Directors. The two-year agreement provided for monthly payments of $33,333. In the event that the agreement is terminated without cause or upon the occurrence of certain events following a change of control, an amount equal to the greater of the remaining outstanding obligations under the two-year agreement or $0.4 million becomes immediately due and payable. This consulting agreement was later amended to provide that it will terminate on the earlier of the closing date of sale of the Company’s MaxOnline business to Focus Interactive, Inc. or September 30, 2003, without further payment beyond Mr. Apfelbaum’s consulting fee accrued through termination, and reimbursement of his expenses incurred through termination. Accordingly, the consulting agreement terminated on July 31, 2003, the closing date of the MaxOnline Sale.

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

General Litigation

MAXWORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

These consolidated financial statements for the quarter ended September 30, 2002, include restatements to financial statements for the three and nine months ended September 30, 2001. Accordingly, all financial data in this Report reflects the effects of this restatement. See Note 2 to MaxWorldwide Inc.’s interim unaudited Consolidated Financial Statements for a description of the restatements.

Overview

References in this Report to “MaxWorldwide,” “we,” “our” and “us” refer to Maxworldwide Inc. and our consolidated subsidiaries. We are a leading provider of marketing services for marketers. We design and implement online marketing campaigns for our marketing clients and strategically place their ads on both our internal network of websites and an external network of websites with which we partner on individual marketing campaigns. Since our acquisition of the list marketing business of Novus List Marketing in May 2001 until the sale of our MaxDirect division in February 2003, our business consisted of two divisions:

1. MaxOnline—which primarily consists of online website and email advertising; and

2. MaxDirect—which primarily consisted of offline direct marketing list management, list mailing fulfillment and database management. We sold our MaxDirect division to American List Counsel in February 2003, and therefore no longer provide these services as of that date.

Business Transactions

On May 14, 2001, we purchased substantially all the assets of a list marketing business from Novus List Marketing, LLC (“Novus”). The results of the list marketing business’ operations have been included in the consolidated financial statements since that date. Pursuant to the Asset Purchase Agreement, we paid approximately $1.8 million in cash, $2.2 million in our common stock consisting of 914,210 shares, and approximately $750,000 issued in the form of a note payable, subject to adjustment. Novus was also eligible to receive up to an additional $1.0 million over a two-year period if certain operating income goals are achieved. As of December 31, 2002, these operating income goals were not achieved and it does not appear that they will be achieved prior to the expiration of the two-year period. In addition, certain former employees of Novus are eligible to receive up to an additional $2.0 million over a two-year period if certain operating income goals are achieved. As of December 31, 2001, we had accrued $519,000 in association with this other consideration which was paid in 2002. As of December 31, 2002, we had accrued $0 in association with this other consideration, as it did not appear that the operating income goals would be achieved. The acquisition has been accounted for using the purchase method of accounting.

On October 2, 2001, we completed the sale of adMonitor, our ad serving technology software and the technology underlying the ProfiTools solutions to DoubleClick Inc. in exchange for cash of $6.8 million. Additionally, we entered into an agreement which provided that until October 2002, we would not engage in the use, development, licensing, sale or distribution of any technology, product or service that performs ad-management, serving and tracking for third parties with the same or substantially similar purpose as adMonitor. This agreement was later extended to July 2003. The agreement permits us to perform these activities in connection with our media sales and advertising and design services businesses. As part of the sale, we entered into a five-year, non-exclusive ad serving agreement for DART, DoubleClick’s ad serving technology, pursuant to which the Company would purchase a minimum of $3.5 million of DART services over the term of the agreement. The agreement also replaced any obligations that remained under a prior settlement agreement with DoubleClick. Sale proceeds in an amount equal to the minimum purchase commitment under the agreement of $3.5 million were deferred. As we satisfied our minimum purchase commitment under this agreement, we recorded a charge to cost of revenue and a corresponding amount to “(Gain) loss on sale of adMonitor.” In the fourth quarter of 2001, $0.2 million of the $3.5 million minimum purchase commitment was satisfied. As a result of the sale of adMonitor in the fourth quarter of 2001, we incurred losses of approximately $6.1 million relating to fixed assets and contracts associated with the adMonitor technology and severance of approximately $500,000, associated with the disposition of adMonitor which were included in the determination of gain or loss on this transaction. Accordingly, we recognized an aggregate loss of approximately $3.1 million relating to this transaction in 2001 which is included in “(Gain) loss on sale of adMonitor” in the Consolidated Statement of Operations. During 2002, we favorably settled a contract associated with adMonitor technology resulting in a $1.0 million gain and also recognized the remaining $3.3 million of proceeds which were deferred. This resulted in a gain in 2002 totaling $4.3 million of which $3.5 million was recognized during the nine months ended September 30, 2002, which is included in “Gain on sale of adMonitor” and brought the net gain on this transaction to $1.2 million. During the three and nine month period ended September 30, 2002 the amount of deferred gain recognized was $1.2 million and $3.5 million, respectively. As a result of this transaction, we no longer provides proprietary Internet ad serving, tracking and marketing technology.

On July 10, 2002, we underwent a reorganization to change our structure to a holding company format. As a result of the reorganization, L90 became a wholly-owned operating subsidiary of MaxWorldwide, Inc. and we now operate under the name MaxWorldwide, Inc., which is now the publicly traded and reporting company. Immediately following this reorganization, we acquired substantially all the assets of the DoubleClick’s North American media business. In exchange for the assets of the media business, MaxWorldwide issued to DoubleClick 4.8 million shares of its common stock and paid $5.0 million in cash. At that time, the 4.8 million shares represented approximately 16.1% of the outstanding common stock of MaxWorldwide and were valued at approximately $4.1 million. DoubleClick may also receive an additional $6.0 million if, during the three-year period subsequent to consummation of the transaction, MaxWorldwide achieves proforma earnings for two out of three consecutive quarters. Proforma earnings, as defined in the agreement, are earnings before interest, taxes, depreciation and amortization, excluding any one-time non-recurring items, restructuring charges (including facility relocation charges), transaction related costs, including costs incurred in connection with the acquisition or disposition of a business, whether consummated or not, and any asset impairment, including impairment of goodwill.

The Company initially recorded $5.6 million as goodwill associated with this acquisition. In the fourth quarter of 2002, the Company recorded an impairment charge of $4.3 million to reduce the carrying value of this goodwill.

In February 2003, we concluded that it would be in our stockholders’ best interest for us to sell our offline division, MaxDirect. We concluded that there was little effective overlap between our online and offline customers and that we should focus on maximizing the value of each business as separate business units. Our competitors in the offline list management business were more effectively structured and financed. On February 10, 2003 we completed the sale of our MaxDirect traditional direct marketing business to American List Counsel. As consideration for the sale, American List Counsel paid us $2.0 million in cash, assumed certain liabilities on the closing and agreed to pay, monthly, 92.5% of the acquired MaxDirect accounts receivable collected by American List Counsel during the first six months following the closing and 46.25% of the acquired MaxDirect accounts receivable collected by American List Counsel during the second six months following the closing, in each case net of any accounts payable associated with such accounts receivable. In addition, American List Counsel agreed to pay us $500,000 in cash if revenue generated by the MaxDirect business during the one year period following the closing is at least $2.5 million and an additional $1.0 million in cash if revenue generated by the MaxDirect business during the one year period following the closing is at least $3.5 million. American List Counsel also agreed to pay us $0.50 for each dollar of revenue above $3.5 million, generated by the MaxDirect business during the one-year period following the closing.

The sale of MaxDirect resulted in a loss of $2.5 million recognized during the first quarter of 2003. Financial statements subsequent to the sale date have reflected the operating results of MaxDirect as discontinued operations. The Company has not recognized any gain attributable to the contingent payments based on revenue generated during the 12 month period following the sale.

In March 2003, we concluded that it would be in our shareholders’ best interest to sell our online business, MaxOnline, to Bulldog Holdings, Inc. (“Focus”) and certain of its affiliates, including Focus Interactive, Inc., formerly, Excite Network, Inc. We believed that to develop profitability in the online advertising business we needed access to more products for our clients. Rather than develop or acquire such products we believed the best interests of our shareholders would be served by selling MaxOnline and adopting a plan of liquidation and dissolution. On March 12, 2003, we entered into an agreement with Focus and certain of its affiliates to sell substantially all of our assets and liabilities related to our MaxOnline division (the “MaxOnline Sale”). A copy of the Agreement and Plan of Merger, dated March 12, 2003 was filed with the Commission as Exhibit 2.1 to our Form 8-K filed with the Commission on March 14, 2003. This sale was consummated on July 31, 2003. Pursuant to the merger agreement, we received $3.0 million in cash upon the closing of the transaction and will receive $2.0 million in cash, plus interest, upon the first anniversary of the closing or, at the election of Focus, up to six months thereafter. We could also receive up to an additional $1.0 million in cash if the MaxOnline business that Focus is acquiring exceeds certain performance levels in calendar year 2003. Focus also agreed to reimburse us, within one year after the effective time of the merger, the amount of any positive working capital (as defined in the merger agreement) in the MaxOnline business it acquires as a result of the merger. The preliminary working capital amount is estimated to be approximately $2.5 million. The final working capital amount will be determined 150 days following the effective time of the merger. In addition, Focus will pay us 70% of the accounts receivable transferred to Focus under the merger agreement and collected by them during the eight month period beginning 120 days following the effective time of the merger (net of certain expenses and accounts payable associated with such accounts receivable). As a result of the MaxOnline Sale, substantially all of our operating assets, excluding our cash, our tradename, MaxWorldwide, and certain limited intellectual property, was sold to Focus. Accordingly, we no longer continue to operate our business in the manner historically operated by us and we adopted a plan of liquidation and dissolution.

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

During the course of our preparation of our quarterly report on Form 10-Q for the quarter ended June 30, 2002, we discovered certain errors in the application of generally accepted accounting principles in the United States (“GAAP”) which required restatement of our previously issued financial statements. Because the auditors that previously reported on the 2001 and 2000 consolidated financial statements have ceased operations, we engaged our current auditors to re-audit our financial results for the years ended December 31, 2001 and 2000. These audits have resulted in a restatement of our financial statements for the years ended December 31, 2000 and 2001 and for the quarter ended March 31, 2002. For a full description of the restatements, see Note 2 to our consolidated financial statements in our 2002 Annual Report on Form 10-K filed with the Commission on May 9, 2003. Our unaudited financial statements for the three and nine month periods ended September 30, 2001 have been restated for issues primarily associated with the following: accounting for the sale of adMonitor, impairment of facility leases and fixed assets, Novus acquisition, accounting reserves against amounts due to websites, bad debt expense and revenue recognition. See Note 2 to the Company’s Consolidated Financial Statements in this Form 10-Q for a description of the impact of the restatement on the first three quarters of 2001.

SEC Investigation

On January 25, 2002, the Commission issued a formal order of investigation in connection with non-specified accounting matters, financial reports, public disclosures and trading activity in our securities. In April 2003, we settled the Commission’s investigation. Pursuant to the settlement, we consented to the entry by the Commission of an order relating to certain cash transactions that substantially offset one another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under GAAP. The Commission’s findings in the order, which we will not admit or deny, include findings that we improperly recorded and reported revenue from certain barter transactions and misclassified certain research and development expenses in 2000 and 2001. The order requires us to cease and desist from further violations of sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act and Rules 12b-20, 13a-1 and 13a-13. The order does not require us to pay any fine or monetary damages.

Securities Class Action

Beginning on March 21, 2002, following the announcement of the Commission investigation and the internal investigation by the Audit Committee of the Board of Directors, a number of securities class action complaints were filed against the Company and certain of the Company’s former officers and directors in the United States District Court for the Central District of California. The complaints have been filed as purported securities class actions by individuals who allege that they purchased the Company’s common stock during the purported class period. The complaints generally allege that during 2000 and 2001 the Company, and the other named defendants, made false or misleading statements of material fact about the Company’s financial statements, including its revenue, revenue recognition policies, business operations and prospects for the years 2000, 2001 and beyond. The complaints seek an unspecified amount of damages on behalf of persons who purchased the Company’s common stock during the purported class period. On July 17, 2002, the securities class actions were consolidated in a single action for all purposes. On July 22, 2002, the court appointed John A. Levin & Co. as the lead plaintiff in the consolidated action. On September 20, 2002, the lead plaintiff filed its consolidated amended securities class action complaint. On March 18, 2003 the court granted the Company’s motion to dismiss the consolidated securities class action lawsuit for failure to state a claim upon which any relief may be granted and the consolidated securities class action lawsuit was dismissed without prejudice. Because the securities class action lawsuit was dismissed without prejudice, plaintiffs have an opportunity to amend the complaint against the defendants. The Company has reached an agreement in principle with the lead plaintiff to settle the securities class action for approximately $5.0 million. Final terms of the settlement are still under negotiation and are subject to certain terms and conditions, including court approval. The $5.0 million settlement is included in “Accrued expenses and other current liabilities” at September 30, 2002. Included in “Prepaid expenses and other current assets” at September 30, 2002 is approximately $2.2 million relating to insurance proceeds that the Company received subsequent to September 30, 2002.

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

of 2001.

Derivative Actions

Beginning on March 22, 2002, the Company has been named as a nominal defendant in at least two derivative actions, purportedly brought on the Company’s behalf, filed in the Superior Court of the State of California for the County of Los Angeles. The derivative complaints allege that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company, engaged in abuses of their control of the Company, wasted corporate assets, and grossly mismanaged the Company. The plaintiffs sought unspecified damages on the Company’s behalf from each of the defendants. In April 2003, the Company settled these derivative actions for $775,000 in attorneys’ fees and the Company’s agreement to adopt certain corporate therapeutic actions. The Company has received insurance proceeds sufficient to satisfy the $775,000 to be paid by it in settlement of the derivative suits, accordingly, no provision has been made in the June 30, 2002 Consolidated Statement of Operations for this settlement. The $775,000 was accrued for during the three months ended June 30, 2002 and is included in both “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities” at September 30, 2002.

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

Deferred tax assets

Pursuant to SFAS No. 109, a valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. As of September 30, 2002, December 31, 2001 and September 30, 2001, we recorded a full valuation allowance against our net deferred tax assets since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely that these assets will not be realized than to be realized. In the event that we were to determine that it would be able to realize some or all of our deferred tax assets, an adjustment to the net deferred tax asset would increase income and/or adjust additional paid-in capital in the period such determination was made.

Operating Performance—Three Months Ended September 30, 2002 and 2001

Revenue from ad sales earned under commission-based and service fee-based contracts is recognized in the period the advertising is delivered provided collection of the resulting receivable is reasonably assured. For commission-based contracts we receive commissions on gross billings from web publishers for the sale of impressions of their ad inventory and from list owners for the sale of their ad inventory. Revenue earned from commission-based contracts reflects only the amount of the commission earned without any associated cost of revenue. We recognize commissions ratably over the term of the marketing campaign, which typically ranges from one to twelve months. Our MaxDirect division principally earned commission-based revenue. For service fee-based contracts, we purchase advertising space, or ad inventory, from Web publishers and are obligated to pay a service fee to Web publishers for ads placed on their websites. Additionally, under service fee-based contracts, we bear the risk of loss from the non-collection of fees payable by marketers for ads sold. Consequently, revenue earned from service fee-based contracts reflects the gross billings of the ad impressions sold. Since we have both commission-based and service fee-based contracts, revenue includes a mix of commissions received under our commission-based contracts and gross billings to our marketing clients under our service fee-based contracts.

The following table summarizes performance of our online segment for the three months ended September 30, 2002 and 2001 (in thousands):

	Three months ended September 30, 2002			Three months ended September 30, 2001
	MaxOnline	MaxDirect	Total	MaxOnline	MaxDirect	Total
Gross billings	$8,839	$5,516	$14,355	$7,091	$6,831	$13,922
Net contract commissions	2,097	4,428	6,525	1,267	5,671	6,938

GAAP revenue	$6,742	$1,088	$7,830	$5,824	$1,160	$6,984

Cost of revenue	$4,309	$—	$4,309	$6,084	$—	$6,084

Gross profit	$2,433	$1,088	$3,521	$(260)	$1,160	$900

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

MaxOnline Performance

Gross billings. Gross billings for our MaxOnline division increased 24.7% from $7.1 million for the three months ended September 30, 2001 to $8.8 million for the three months ended September 30, 2002. This increase was principally the result of our purchase of DoubleClick Media on July 10, 2002. The increase was partially offset by a decrease in gross billings that was attributable to the sale of our adMonitor ad serving system in October 2001 and the resulting loss of approximately $1.2 million of gross billings that we generated during the three months ended September 30, 2001 from the provision of the adMonitor ad serving product to our customers. Additionally, general economic weakness and a slowdown in the Internet advertising market also negatively affected gross billings. During 2002, we also experienced competitive pressure on advertising rates for impressions that led to a further reduction of gross billings. These negative factors were offset by the addition of the DoubleClick Media network offerings. Websites added to the MaxWorldwide network as a result of the DoubleClick Media contributed $5.6 million in gross billings during the three months ended September 30, 2002.

Revenue. Revenue increased $0.9 million to $6.7 million for the three months ended September 30, 2002 from $5.8 million for the three months ended September 30, 2001. This increase was principally the result of the DoubleClick Media acquisition in July 2003. Offsetting increases in revenue stemming from this acquisition was a revenue decrease due to the sale of our adMonitor ad serving system in October 2001 and the resulting loss of approximately $1.2 million of revenue derived from the provision of the adMonitor ad serving product to our customers. Decreases in revenue associated with general economic weakness, competitive pressure on advertising rates and a slowdown in the internet advertising market also contributed to decreases in revenue that offset the revenue associated with the DoubleClick Media acquisition. As a result of the MaxOnline Sale, we no longer own the assets used to generate these gross billings or revenue. Accordingly, following the consummation of the MaxOnline Sale, we will not generate gross billings or revenue from MaxOnline after the sale.

Cost of revenue. Cost of revenue includes service fees paid to our Web publishers under our service fee-based contracts, personnel, equipment and third party supplier costs associated with serving ads on our network and Internet connectivity and bandwidth costs associated with ad serving. Additionally, cost of revenue includes contest fees and insurance expense related to direct marketing promotions. Cost of revenue decreased from $6.1 million for the quarter ended September 30, 2001 to $4.3 million for the quarter ended September 30, 2002. This decrease is principally the result of the lower cost of ad serving from using DoubleClick’s ad serving product during 2002, as compared to the cost of operating our adMonitor ad serving system in 2001 and a reduction of fees paid to websites. Fees paid to websites increased by $ 0.4 million due to higher levels of revenue associated with the DoubleClick Media acquisition offset by lower average fee rates to websites.

Gross Profit. Our gross profit of $2.4 million for the quarter ended September 30, 2002 represented 36.1% of revenue and 27.5% of gross billings. We had a negative gross profit of ($0.3) million for the quarter ended September 30, 2001 which represented (4.5%) of revenue and (3.7%) of gross billings. The increase in gross profit and our margins for the quarter ended September 30, 2002 was principally a result of reduced costs to deliver advertisements including reduced costs of outsourcing our ad serving compared to the costs of running our own adMonitor ad serving system. Additionally, we reduced the average percentage of gross billings paid to websites during 2002 for selling advertisements.

MaxDirect Performance

Gross billings. MaxDirect decreased gross billings 19.3% from $6.8 million for the three months ended September 30, 2001 to $5.5 million for the quarter ended September 30, 2002. The decrease was due the general economic slowdown and the related reduction of expenditures by advertisers in direct marketing during the three months ended September 30, 2002.

Revenue. Revenue for MaxDirect decreased 6.2% from $1.2 million for the three months ended September 30, 2001 to $1.1 million for the quarter ended September 30, 2002. The decrease was primarily attributable to the lower level of gross billings associated with the general economic slowdown. As a result of the sale of MaxDirect to American List Counsel in February 2003, we will not generate this revenue subsequent to the date of sale.

Gross Profit. Our gross profit of $1.1 million for the quarter ended September 30, 2002 was 100.0% of revenue and 19.7% of gross billings. Our gross profit of $1.2 million for the quarter ended September 30, 2001 was 100.0% of revenue and 17.0% of gross billings. The decrease in gross profit dollars was due to the slowdown in billings associated with the economic slowdown in direct marketing. The higher gross profit margin, based on gross billings, was attributable to increases in the use of alternative media and data services by our clients during 2002. Alternative media and data service product billings have significantly higher gross profit margins.

Operating Expenses

Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel, advertising, trade show costs and marketing materials. Sales and marketing expenses were $2.7 million, or 34.7% of revenue, and 18.9% of gross billings, for the quarter ended

September 30, 2002. This compares to $3.4 million, or 48.6% of revenue, and 24.4% of gross billings, for the quarter ended September 30, 2001. Compared to the quarter ended September 30, 2001, the Company reduced marketing expenditures for personnel and commissions by $0.7 million for the quarter ended September 30, 2002, due to fewer employees, lower sales commission rates and reduced travel and entertainment expenses.

Product Development. Product development expenses consist primarily of compensation related expenses, consulting expenses and associated expenses incurred for enhancement and maintenance of our former adMonitor ad serving technology. Product development expenses amounted to $0.6 million or 9.0% of revenue, and 4.5% of gross billings, for the quarter ended September 30, 2001. All product development expenses were eliminated for the latter part of 2001 and the full year 2002, as a result of the sale to DoubleClick of our adMonitor ad serving technology in October 2001.

General and Administrative. General and administrative expenses consist primarily of compensation and related benefits, professional service fees, facility related costs, bad debt expense, depreciation and goodwill and intangible asset amortization. General and administrative expenses increased by $1.2 million to $5.8 million or 74.2% of revenue and 40.5% of gross billings for the quarter ended September 30, 2002, compared to $4.6 million or 65.3% of revenue and 32.8% of gross billings for the quarter ended September 30, 2001. This increase in general and administrative expenses was primarily attributable to increases in legal fees, directors and officer’s insurance and reserves for bad debt. Increases in these expenses were offset by $1.6 million from the elimination of goodwill amortization associated with the adoption of SFAS 142 on January 1, 2002. Following the MaxOnline Sale, a significant number of our general and administrative employees will no longer be employed by us. As a result, we would expect that general and administrative expenses would significantly decrease following the sale.

Special Charges. On January 25, 2003, the Commission issued a formal order of investigation in connection with non-specified accounting matters, financial reports, public disclosures and trading activity in our securities. In connection with this we have incurred professional fees for legal and forensic accounting services relating to the Commission’s investigation and costs associated with the Company’s indemnification of legal defense costs for certain of the Company’s former officers and employees incurred by them in connection with the Commission’s investigation and related civil litigation. The investigation has resulted in a number of securities class action lawsuits, as well as related derivative suits. We have reached an agreement in principle to settle the securities class action lawsuits, subject to certain conditions, including court approval. We have also settled the derivative lawsuits. Additionally, during the course of our preparation of our quarterly report on Form 10-Q for the quarter ended June 30, 2002, we discovered misclassifications of certain research and development expenses reported in our financial statements for prior periods. Because the auditors that previously reported on the 2001 and 2000 consolidated financial statements have ceased operations, we engaged our current auditors to re-audit our financial results for the years ended December 31, 2001 and 2000 and quarter ended March 31, 2002. Our restated financial statements on our annual report on Form 10-K for the year ended December 31, 2002 were filed with the Commission on May 9, 2003.

During the third quarter of 2002 we accrued approximately $1.2 million of costs associated with the aforementioned items. These costs were principally for professional fees associated with the re-audit of our financial statements for 2000 and 2001. If we are able to satisfactorily conclude and resolve the various lawsuits in accordance with our agreements in principle we would anticipate that Special Charges will be reduced in 2003.

Impairment Charges. For the third quarter of 2002 we recorded total impairment charges of $0.5 million. We recorded $0.4 million of impairment charges related to excess facility capacity stemming from the reduction of employees and the relocation of our former Marina del Rey headquarters to New York. Additionally, we recorded $0.1 million of charges relating to the impairment of certain fixed assets utilized in our business. During the three months ended September 30, 2001 we recorded $1.5 million of impairment charges principally for the write-down of fixed asset values.

(Gain) loss on Sale of adMonitor. On October 2, 2001, we completed the sale of adMonitor, our ad serving technology software, and the technology underlying the ProfiTools solutions to DoubleClick Inc. in exchange for cash of $6.8 million. Additionally, we entered into an agreement which provides that until October 2002, we would not engage in the use, development, licensing, sale or distribution of any technology, product or service that performs ad-management, serving and tracking for third parties with the same or substantially similar purpose as adMonitor. This agreement was later extended to July 2003. The agreement permits us to perform these activities in connection with their media sales and advertising and design services businesses. As part of the sale, we entered into a five-year non-exclusive ad serving agreement for DART, DoubleClick’s ad serving technology, pursuant to which we would purchase a minimum of $3.5 million of DART services over the term of the agreement. The agreement also replaced any obligations that remained under a prior settlement agreement with DoubleClick. Sale proceeds in an amount equal to the minimum purchase commitment under the agreement of $3.5 million were deferred. As we satisfied our minimum purchase commitment under this agreement, we recorded charges to cost of revenue and amortized a corresponding amount of the deferred gain to “(Gain) loss on sale of adMonitor.” In the third quarter of 2002, $1.2 million of the $3.5 million minimum purchase commitment was satisfied. As of December 31, 2002 the entire minimum purchase commitment had been satisfied.

Other Income (expense), Net. For the quarters ended September 30, 2002 and 2001, Other income (expense), net, was $ 0.0 and $0.8 million, respectively. The 2001 Other income, net consisted of a $1.0 million loss on an investment the company made in a wireless advertising company in 2000, offset by proceeds from settlements of legal and other matters.

Interest Income. Interest income primarily consists of interest earned on cash balances. Interest income was $0.2 million for the quarter ended September 30, 2002. Interest income was $0.5 million for the quarter ended September 30, 2001. The decrease in interest income in 2002 was primarily from the decrease in cash available for investment and a decline in interest rates.

Provision for income taxes. There was no provision for income taxes for the quarters ended September 30, 2002 and 2001.

Operating Performance—Nine months ended September 30, 2002 and 2001

All discussions of operating results below, unless otherwise noted, reflect continuing operations.

Revenue from ad sales earned under commission-based and service fee-based contracts is recognized in the period the advertising is delivered provided collection of the resulting receivable is reasonably assured. For commission-based contracts we receive commissions on gross billings from web publishers for the sale of impressions of their ad inventory and from list owners for the sale of their ad inventory. Revenue earned from commission-based contracts reflects only the amount of the commission earned without any associated cost of revenue. We recognize commissions ratably over the term of the marketing campaign, which typically ranges from one to twelve months. Our MaxDirect division principally earned commission-based revenue. For service fee-based contracts, we purchase advertising space, or ad inventory, from Web publishers and are obligated to pay a service fee to Web publishers for ads placed on their websites. Additionally, under service fee-based contracts, we bear the risk of loss from the non-collection of fees payable by marketers for ads sold. Consequently, revenue earned from service fee-based contracts reflects the gross billings of the ad impressions sold. Since we have both commission-based and service fee-based contracts, revenue includes a mix of commissions received under our commission-based contracts and gross billings to our marketing clients under our service fee-based contracts.

The following table summarizes performance of our online segment for the nine months ended September 30, 2002 and 2001 (in thousands):

	Nine months ended September 30, 2002			Nine months ended September 30, 2001
	MaxOnline	MaxDirect	Total	MaxOnline	MaxDirect	Total
Gross billings	$17,375	$16,925	$34,300	$22,413	$9,673	$32,086
Net contract commissions	5,709	13,867	19,576	2,945	8,083	11,028

GAAP revenue	$11,666	$3,058	$14,724	$19,468	$1,590	$21,058

Cost of revenue	$7,503	$—	$7,503	$18,837	$—	$18,837

Gross profit	$4,163	$3,058	$7,221	$631	$1,590	$2,221

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

MaxOnline Performance

Gross billings. Gross billings for our MaxOnline division decreased $5.0 million or 22.5% from $22.4 million for the nine months ended September 30, 2001 to $17.4 million for the nine months ended September 30, 2002. This decrease was partially attributable to the sale of our adMonitor ad serving system in October 2001 and the resulting loss of approximately $4.5 million of gross billings that we generated in 2001 from the provision of the adMonitor ad serving product to our customers. Additionally, general economic weakness and a slowdown in the Internet advertising market also negatively affected gross billings. During 2002, we experienced competitive pressure on advertising rates for impressions that lead to a further reduction in billings. These decreases were offset by the July 2002 purchase of DoubleClick Media. Websites added to the MaxWorldwide network as a result of the DoubleClick Media contributed $5.6 million in gross billings for the nine months ended September 30, 2002.

Revenue. Revenue decreased $7.8 million to $11.7 million for the nine months ended September 30, 2002 from $19.5 million for the nine months ended September 30, 2001. This decrease was partially due to the sale of our adMonitor ad serving system in October 2001 and the resulting loss of approximately $4.5 million of revenue derived from the provision of the adMonitor ad serving product to our customers. Decreases in revenue associated with general economic weakness and a slowdown in the internet advertising market also contributed to the reduction. Additionally, the percentage of our total gross billings related to commission-fee based web partners who share the risk of collection with MaxOnline increased from 30.7% in for the nine months ended September 30, 2001 to 51.3% in for the nine months ended September 30, 2002, an increase of 67.6% leading to a greater reduction in revenue compared to gross billings. These decreases in revenue were offset by the addition of revenue from websites added to the MaxWorldwide network as a result of the DoubleClick Media acquisition. As a result of the MaxOnline Sale, we no longer own the assets used to generate these gross billings or revenue. Accordingly, following the closing of the MaxOnline Sale, we will not generate gross billings or revenue from MaxOnline after the sale.

Cost of revenue. Cost of revenue includes service fees paid to our Web publishers under our service fee-based contracts, personnel, equipment and third party supplier costs associated with serving ads on our network and Internet connectivity and bandwidth costs associated with ad serving. Additionally, cost of revenue includes contest fees and insurance expense related to direct marketing promotions. Cost of revenue decreased from $18.8 million for the nine months ended September 30, 2001 to $7.5 million for the nine months ended September 30, 2002. This decrease is principally the result of the lower cost of ad serving from using DoubleClick’s ad serving product during the latter part of 2001 and the full year 2002, as compared to the cost of operating our adMonitor ad serving system in 2001. These costs were reduced by approximately $6.7 million for the nine months ended September 30, 2002. We also reduced the percentage of gross billings we compensate websites for selling advertising on their websites, principally by increasing the number of websites we sell advertising for on a non-exclusive sales arrangement. These non-exclusive arrangements have lower required compensation levels than exclusive website representation arrangements. Additionally, fees paid to websites under service-fee based contract arrangements were reduced during the second half of 2001 and 2002 as MaxOnline reduced the percentage of service-fee based revenue websites. During the first nine months of 2002 MaxOnline’s service-fee based partners accounted for 67.6% of gross billings compared to 30.7 % for the same period in 2001.

Gross Profit. Our gross profit of $4.2 million for the first six months of 2002 represented 35.7% of revenue and 24.0% of gross billings. We had a gross profit of $0.6 million for the first six months of 2001 which represented 3.2% of revenue and 2.8% of gross billings. The increase in gross profit and our margins for the first nine months of 2002 was a result of reduced costs to deliver advertisements including reduced costs of outsourcing our ad serving compared to the costs of running our own adMonitor ad serving system. Additionally we reduced the average percentage of gross billings paid to websites during the first nine months of 2002 for selling advertisements.

MaxDirect Performance

Gross billings. MaxDirect increased gross billings 75.0% from $9.7 million for the nine months ended September 30, 2001 to $16.9 million for the nine months ended September 30, 2002. The increase was due to the period of time for which we owned MaxDirect. We purchased MaxDirect on May 15, 2001. On an annualized basis, gross billings decreased as a result of the general economic slowdown and the related reduction of expenditures by advertisers in direct marketing during 2002.

Revenue. Revenue for MaxDirect increased 92.3% from $1.6 million for the nine months ended September 30, 2001 to $3.1 million for the nine months ended September 30, 2002. The increase was primarily attributable to the period of time for which we owned MaxDirect. As a result of the sale of MaxDirect to American List Counsel in February 2003, we will not generate this revenue subsequent to the date of sale.

Gross Profit. Our gross profit of $3.1 million for the first six months of 2002 was 100.0% of revenue and 18.1% of gross billings. Our gross profit of $1.6 million for the first six months of 2001 was 100.0% of revenue and 16.4% of gross billings. The increase in gross profit dollars was due to the period of time for which we owned MaxDirect. The higher gross profit margin, based on gross billings, was attributable to increases in the use of alternative media and data services by our clients during 2002. Alternative media and data service product billings have significantly higher gross profit margins.

Operating Expenses

Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel, advertising, trade show costs and marketing materials. Sales and marketing expenses were $7.5 million, or 50.8% of revenue, and 21.8% of gross billings, for the nine months ended September 30, 2002. This compares to $12.6 million, or 59.8% of revenue, and 39.3% of gross billings, for the nine months ended September 30, 2001. Compared to the first nine months of 2001, the Company reduced personnel costs for the first nine months of 2002 by $4.9 million and commissions by $.3 million due to the reduced level of advertising being sought by our clients.

Product Development. Product development expenses consist primarily of compensation related expenses, consulting expenses and associated expenses incurred for enhancement and maintenance of our former adMonitor ad serving technology. Product development expenses amounted to $1.9 million or 9.2% of revenue, and 6.1% of gross billings, for the nine month period ended September 30, 2001. All product development expenses were eliminated for the latter part of 2001 and the full year 2002 as a result of the sale to DoubleClick of our adMonitor ad serving technology in October 2001.

General and Administrative. General and administrative expenses consist primarily of compensation and related benefits, professional service fees, facility related costs, bad debt expense, depreciation and intangible asset amortization. General and administrative expenses decreased by $0.4 million to $13.4 million or 90.9% of revenue and 39.0% of gross billings for the nine months ended September 30, 2002, compared to $13.8 million or 65.7% of revenue and 43.1% of gross billings for the nine months ended September 30, 2001. A decrease of $5.0 million in general and administrative expenses was attributable to the elimination of goodwill amortization associated with the adoption of SFAS 142 on January 1, 2002. For the first nine months of 2002, we had increases in personnel costs, legal fees and legal settlements that significantly offset the reduction of amortization expense. Following the closing of the MaxOnline Sale, a significant number of our general and administrative employees will no longer be employed by us. As a result, we would expect that general and administrative expenses would decrease following the sale.

Special Charges. On January 25, 2002 the Commission issued a formal order of investigation in connection with non-specified accounting matters, financial reports, public disclosures and trading activity in our securities. In connection with this we have incurred professional fees for legal and forensic accounting services relating to the Commission’s investigation and costs associated with the Company’s indemnification of legal defense costs for certain of the Company’s former officers and employees incurred by them in connection with the Commission’s investigation and related civil litigation. The investigation has resulted in a number of securities class action lawsuits, as well as related derivative suits. We have reached an agreement in principle to settle the securities class action lawsuits, subject to certain conditions, including court approval. We have also settled the derivative lawsuits. Additionally, during the course of our preparation of our quarterly report on Form 10-Q for the nine months ended September 30, 2002, we discovered misclassifications of certain research and development expenses reported in our financial statements for prior periods. Because the auditors that previously reported on the 2001 and 2000 consolidated financial statements have ceased operations, the Company engaged its current auditors to re-audit the Company’s financial results for the years ended December 31, 2001 and 2000. Our re-audited financial statements on our annual report on Form 10-K for the year ended December 31, 2002 were filed with the Commission on May 9, 2003.

During the nine months ended September 30, 2002 we incurred or accrued approximately $9.7 million of costs associated with the aforementioned items. These costs were principally for professional fees associated with the Commission’s investigation and the derivative and securities class action litigation. These costs also related to expenses incurred to prepare and file our restated financial statements on our annual report on Form 10-K for the year ended December 31, 2002. If we are able to satisfactorily conclude and resolve the various lawsuits in accordance with our agreements in principle we would anticipate that Special Charges will be reduced in 2003.

Impairment Charges. For the nine months ended September 30, 2002, we recorded total impairment charges of $1.9 million. We recorded $1.1 million of impairment charges related to excess facility capacity stemming from the reduction of employees and the relocation of our former Marina del Rey headquarters to New York. Additionally, we recorded $0.8 million of charges relating to the impairment of certain fixed assets utilized in our business. During the nine months ended September 30, 2001 we recorded $1.5 million of impairment charges principally for the write-down of fixed asset values.

(Gain) loss on Sale of adMonitor. On October 2, 2001, we completed the sale of adMonitor, our ad serving technology software, and the technology underlying the ProfiTools solutions to DoubleClick Inc. in exchange for cash of $6.8 million. Additionally, we entered into an agreement which provides that until October 2002, we would not engage in the use, development, licensing, sale or distribution of any technology, product or service that performs ad-management, serving and tracking for third parties with the same or substantially similar purpose as adMonitor. This agreement was later extended to July 2003. The agreement permits us to perform these activities in connection with their media sales and advertising and design services businesses. As part of the sale, we entered into a five-year non-exclusive ad serving agreement for DART, DoubleClick’s ad serving technology, pursuant to which we would purchase a minimum of $3.5 million of DART services over the term of the agreement. The agreement also replaced any obligations that remained under a prior settlement agreement with DoubleClick. Sale proceeds in an amount equal to the minimum purchase commitment under the agreement of $3.5 million were deferred. As we satisfied our minimum purchase commitment under this agreement, we recorded charges to cost of revenue and amortized a corresponding amount of the deferred gain to “(Gain) loss on sale of adMonitor.” During the nine months ended September 30, 2002, $2.8 million of the $3.5 million minimum purchase commitment was satisfied.

Other Income, Net. For the nine months ended September 30, 2002 and 2001, Other income (expense), net, was $ 0.1 and $1.7 million, respectively. The 2001 Other income, net consisted of a $1.0 million loss on an investment the company made in a wireless advertising company in 2000, offset by proceeds from settlements of legal and other matters and the sale of assets.

Interest Income. Interest income primarily consists of interest earned on cash balances. Interest income was $0.6 million for the nine months ended September 30, 2002. Interest income was $2.2 million for the nine months ended September 30, 2001. The decrease in interest income in 2002 was primarily from the decrease in cash available for investment and a decline in interest rates.

Provision for income taxes. There was no provision for income taxes for the quarters ended September 30, 2002.

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

Net cash used in operating activities was $16.7 million for the nine months ended September 30, 2002 and $12.1 million for the nine months ended September 30, 2001. Cash used in operating activities for the nine months ended September 30, 2002, resulted from a net loss of $21.2 million offset by non cash charges including $1.1 in depreciation expense, $1.6 million in intangible asset amortization, and $1.2 million in provision for bad debts and advertising credits. Gain on sale of adMonitor reduced cash flow by $3.5 million. In addition, changes in our operating assets and liabilities increased cash flow from operating activities by $3.1 million. Cash used in operating activities for the nine months ended September 30, 2001, resulted from a net loss of $24.7 million offset by non-cash charges relating primarily to $3.9 million in depreciation, $5.2 million in goodwill and intangible asset amortization, and $2.3 million in provision for bad debts and advertising credits. In addition, changes in our operating assets and liabilities increased cash flow from operating activities by $0.4 million.

Net cash used by investing activities was $6.0 million for the nine months ended September 30, 2002, and $1.6 million for the nine months ended September 30, 2001. The principal source of cash during the nine months ended in September 30, 2002, was $0.6 million from the sale of equipment, offset by $6.3 million use of cash to purchase DoubleClick Media and the purchase of $0.5 million in equipment. The principal use of cash for investing activities for the nine months ended September 30, 2001, resulted from $2.1 million of cash used in connection with the acquisition of the list marketing business from Novus and $1.2 million of equipment purchases.

Net cash used in financing activities was $3.9 million for the nine months ended September 30, 2002, and $0.6 million for the nine months ended September 30, 2001. Cash used by financing activities for the nine months ended September 30, 2002, was primarily $2.6 million for the purchase of Treasury stock from a former officer and for $0.5 million for the establishment of a restricted cash account.

We do not have any off balance sheet financing activity and do not have any special purpose entities.

As a result of the sale of our MaxDirect division in February 2003, we received $2.0 million in cash on the closing. We incurred approximately $0.4 million of expenses and fees associated with the sale, resulting in net proceeds of approximately $1.6 million. American List Counsel also agreed to pay us, monthly, 92.5% of the acquired MaxDirect accounts receivable collected by American List Counsel during the first six months following the closing and 46.25% of the acquired MaxDirect accounts receivable collected by American List Counsel during the second six months following the closing, in each case net of any accounts payable associated with such accounts receivable. We may also receive $500,000 in cash if gross billings generated by the MaxDirect business during the one quarter period following the closing are at least $2.5 million and an additional $1.0 million in cash if gross billings generated by the MaxDirect business during the one year period following the closing are at least $3.5 million plus another $0.50 for each dollar of revenue generated above $3.5 million. Pursuant to our agreement with American List Counsel, we are also prohibited from operating in the direct marketing business for a period of time following the closing.

As a result of the MaxOnline Sale, we no longer own any of the assets we used to generate revenue for the quarter ended September 30, 2002. We are also be prohibited from competing with Focus in the online advertising industry for a period of one year following the closing. Following the MaxOnline Sale, we also adopted a plan of liquidation and dissolution. Subsequent to the MaxOnline Sale we would intend to significantly curtail administrative expenses, discharge our outstanding liabilities and initiate the orderly distribution of assets to our shareholders following the sale. Our liabilities include contingent liabilities including, but not limited to, the settlement of litigation against us in the securities class action lawsuits, any litigation arising from our sale of MaxOnline to Focus, payments of termination or severance agreements with officers, employees and consultants, payments pursuant to our required indemnification of former officers for their professional fees, payments for directors and officers insurance coverage, and professional fees associated with the liquidation of our corporation and distribution of funds to shareholders. We are unable to reasonably estimate the costs of many of these items and it is not yet probable that we will need to pay others. Accordingly, other than the $5.0 million settlement anticipated for the derivative and securities class action lawsuits, and the settlement of the indemnification obligation with Mr. Bohan, we have not recorded a liability for any of these contingent items.

In connection with the DoubleClick Media acquisition, we agreed to pay DoubleClick $6.0 million if, during the three-year period subsequent to consummation of the transaction, we achieve proforma earnings for two out of three consecutive quarters. Proforma earnings, as defined in the agreement, is earnings before interest, taxes, depreciation and amortization, excluding any one-time non-recurring items, restructuring charges (including facility relocation charges), transaction related costs, including costs incurred in connection with the acquisition or disposition of a business, whether consummated or not, and any asset impairment including the impairment of goodwill. We have not achieved proforma earnings for any quarter since the DoubleClick Media acquisition. This contingency was not assumed by American List Counsel in the sale of MaxDirect and was not assumed by Focus in the sale of MaxOnline. It is possible that payment of any of the contingent liabilities described in this paragraph, or other unknown liabilities will have a material adverse effect on our financial position and cash flows.

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

Following the closing of the MaxOnline Sale on July 31, 2003, we adopted a plan of liquidation and dissolution pursuant to which we will liquidate and dissolve the corporation. We accrued an estimated amount for all liabilities related to expenses to be incurred during the wind down period. Additionally, assets are stated at their net realizable value and liabilities are stated at their anticipated settlement amounts. In addition, the liabilities stated above do not reflect potential claims presently unknown to the Company but which may be brought in the future. The above liabilities also do not reflect the potential claims discussed in Note 6 “Contingencies” (other than the $5 million settlement of the securities class action lawsuit), including without limitation, the claims made by DoubleClick Inc., Anthony Hauser and Thomas Sebastian. The Company also did not accrue the potential earnouts of $1.0 million for the MaxOnline Sale and $5.0 million, $1.0 million or $.50 for each dollar of revenue for the sale of MaxDirect to ALC. Excluding these potential claims, we estimated that our net assets will be approximately $25.7 million.

Inflation

Inflationary factors have not had a significant effect on our performance over the past several years. A significant increase in inflation could affect our future performance

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting our interest income.

Interest Rate Risk

The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in money market funds. Although we are subject to interest rate risks, we believe an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on our results from operations

We did not hold derivative financial instruments as of September 30, 2002.

Foreign Currency

Currently almost all of our sales and expenses are denominated in U.S. dollars and as a result we have not experienced any significant foreign exchange gains and losses to date. For the balance of 2002 and for 2003, we do not expect to incur significant transactions in foreign currencies. Therefore, we do not anticipate any foreign exchange gains or losses. We have not engaged in foreign currency hedging activities to date.

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

On March 12, 2003, we entered into an agreement with Focus to sell our online advertising sales and representation business, MaxOnline. Upon the closing of this sale, which occurred on July 31, 2003, we will have no longer have an operating business and we will not generate any revenue. Following the MaxOnline Sale, we adopted a plan of liquidation and dissolution pursuant to which we are liquidating and dissolving the Company. In connection with the liquidation of the Company, we, we cannot assure you that we will distribute cash or other assets to our stockholders having a value equal to or greater than the price at which our common stock has traded in the past, currently trades or the price at which it may trade in the future. Moreover, liquidation will requires that we keep a significant amount of assets in reserve for a period of time to cover contingent liabilities. Administering a liquidation could also take a long period of time and result in substantial administrative costs.

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

These risks include:

-	our ability to manage our growth effectively;

-	our ability to anticipate and adapt to the rapid changes and competitive developments in the internet industry;

-	our ability to manage the volatile demands of our clients;

-	our ability to scale our operation to successfully increase sales;

-	our ability to continue to develop and upgrade our technology;

-	our ability to continue to identify, attract, retain and motivate qualified personnel;

-	market acceptance of the Internet as an advertising medium;

-	delay, cancellation, expiration or termination of advertising contracts;

-	system outages, disruption of the internet, delays in obtaining new equipment or problems with upgrades;

-	seasonality in the demand for advertising;

-	changes in government regulation of the Internet;

-	actual or anticipated variations in our revenue, earnings and cash flow;

-	adoption of new accounting standards affecting our industry;

-	general economic and market conditions, extraordinary events such as the war with Iraq, and economic and market conditions specific to the internet; and

-	whether we successfully resolve the various lawsuits that followed our announcement of the Commission’s investigation;

If we are unsuccessful in addressing these risks, our revenue may not grow in accordance with our business model and may fall short of expectations of market analysts and investors, which could negatively affect the price of our stock.

Pending litigation could harm our business.

In March 2002, certain of our current and former stockholders filed multiple securities class action lawsuits against us and certain of our former officers and directors. As described in Note 5 to the Company’s Consolidated Financial Statements filed on Form 10-K for the period ended December 31, 2002, we believe we have reached an agreement in principle to settle the securities class action lawsuits. The settlement is still under negotiation, and will be subject to certain terms and conditions, including court approval. If these suits are not settled, the litigation exposure and the uncertainty associated with this substantial unresolved litigation could seriously harm our business and financial condition. In particular, these lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of these lawsuits also could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to these lawsuits could cause our stock price to decline significantly. If we fail to reach final agreement to settle these lawsuits, we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise, and the size of any such payment could seriously harm our financial condition.

Litigation resulting from the sale of our MaxOnline business to Focus could harm our plans of liquidation.

The sale of our MaxOnline business to Focus resulted in the termination of certain third party relationships, including contracts we have with our ad serving vendor, DoubleClick and certain websites. The termination of these contracts could lead to the initiation of litigation by these parties which could be time consuming and expensive to defend, and could divert our time and attention.

We have a history of losses and expect to incur substantial losses in the future.

Since before our initial public offering, we have been unable to generate a profit during any fiscal year, and we cannot assure you that we will ever return to profitability. We incurred a net loss of approximately $21.2 million for the nine months ended September 30, 2002. Our accumulated deficit from inception, as of March 31, 2003, was approximately $115.8 million. We expect to continue to incur net losses for the foreseeable future due to ongoing operating expenses and the continued expenses of defending ourselves in the securities class actions if we are not able to settle these matters (see above, “Pending litigation could harm our business”). We cannot assure you that we will realize higher revenue. If we do not succeed in substantially increasing our revenue, our losses may continue indefinitely and would likely increase.

Our revenue from advertisements and advertising services tend to be cyclical and depend on the economic prospects of advertisers and the economy in general. A continued decrease in expenditures by advertisers or a continued downturn in the economy could cause our revenue to decline significantly in any given period.

Prior to the MaxOnline Sale, we derived, all of our revenue from the sale and placement of advertisements on websites. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The advertising market has experienced continued softness of demand, lower prices for advertisements, the reduction or cancellation of advertising contracts, an increased risk of uncollectible receivables from advertisers and the reduction of marketing and advertising budgets. As a result, advertising spending across traditional media, as well as the Internet, has decreased, as well as our ability to collect revenue from the ads we serve.

Our customers continue to experience business conditions that could adversely affect our business.

Our customers, particularly those who are Internet-related companies, have experienced and may continue to experience difficulty raising capital and supporting their current operations and implementing their business plans and, therefore, may elect to reduce the resources they devote to advertising. Many other companies in the Internet industry have ceased operations or filed for bankruptcy protection. These customers may not be able to discharge their payment and other obligations to us. The non-payment or late payment of amounts due to us from our customers could negatively impact our financial condition. If the current environment for Internet marketing and for Internet-related companies does not improve, our business, results of operations and financial condition could be materially harmed. For the nine months ended September 30, 2002, our bad debt expense related to uncollected advertising fees and advertising credits was $0.7 million. This bad debt expense was partially offset by $0.3 million in reserves made against due to website payables, as a result of certain of our Web publishers bearing the risk of non-payment of advertising fees from marketers.

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

Companies providing media services on the Internet, including us, must compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers’ total marketing budgets. Widespread use of online advertising depends upon businesses accepting a new way of marketing their products and services. Potential customers may be reluctant to devote a significant portion of their marketing budget to Internet advertising if they perceive the Internet to be a limited or ineffective marketing medium. During the current economic downturn and following the burst of the Internet “bubble,” we believe that many potential customers have shifted their marketing budgets away from online advertising. Any continued shift in marketing budgets away from Internet advertising spending could materially harm our business, results of operations or financial condition. We believe that online banner advertising has dramatically decreased since the middle of 2001 and has continued to decline throughout 2002, this decline is expected to continue through some or all of 2003, which has had and could continue to have a material adverse effect on our business. If advertisers determine that banner advertising is an ineffective or unattractive advertising medium, we cannot assure you that we will be able to effectively make the transition to any other form of Internet advertising. Also, there are “filter” software programs that limit or prevent advertising from being delivered to a user’s computer. The commercial viability of Internet advertising, and our business, results of operations and financial condition, would be materially and adversely affected by Web users’ widespread adoption of such software.

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

Our contracts with Web publishers are generally one year in duration and can be terminated by either party with as little as 30 days notice. We cannot assure you that any of our Web publishers will continue their relationships with us. Additionally, we may lose Web publishers as a result of acquisitions or as a result of the discontinuation of operations of any of our Web publishers. As a result of the MaxOnline Sale on July 31, 2003, we transferred all of our Web publishers to Focus.

From time to time, a limited number of marketers may account for a significant percentage of our gross billings and revenue and a loss of one or more of these marketers could cause our results of operations to suffer.

For the nine months ended September 30, 2002, revenue from our largest purchaser of advertising accounted for approximately 8.4 % of our MaxOnline gross billings and approximately 9.5% of revenue. Marketers typically purchase advertising under short-term purchase order agreements. We cannot assure you that our top marketers or our other marketers will continue their relationships with us. The loss of one or more of the marketers that represent a significant portion of our revenue could cause our results of operations to suffer. Following the closing of the MaxOnline Sale, we will no longer engage in business with marketers. In addition, many of our contracts with Web publishers require us to bear the risk of non-payment of advertising fees from marketers. Accordingly, the non-payment or late payment of amounts due to us from a significant marketer could cause our financial condition to suffer.

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

We may be liable for content available or posted on the websites of our publishers.

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

Our performance and future success is substantially dependent on the continued service of our officers and other employees, all of who are employed on an at-will basis. Many of our executive officers have worked together for only a short period of time. For example, our President and Chief Executive Officer, our Chief Financial Officer, our Chief Operating Officer and our Chief Technology Officer have joined us within the past eighteen months. The loss of the services of any of the above executive officers, our President of Sales or any other key personnel could harm our business. We have lost a number of our employees over the past year due to certain acquisitions and dispositions and general economic conditions. In February 2003, as a result of the sale of our MaxDirect division to American List Counsel, we reduced a portion of our workforce, particularly those employees associated with the MaxDirect business. In addition, we reduced the combined workforce following our acquisition of the North American media business of DoubleClick. These reductions in workforce may negatively impact our ability to conduct business and serve our customers and vendor partners with the level of service as we have in the past, which could cause our business to suffer. Further, our workforce reduction could cause concern among our customers, vendors and other significant strategic relationships about our ability to meet their ongoing Internet marketing solutions needs. Our remaining personnel may also seek employment with larger, more stable companies they perceive to have better prospects. If the MaxOnline Sale is consummated, we anticipate losing substantially all of our employees. In addition, following the closing of the MaxOnline Sale, we anticipate losing substantially all of our employees. The inability to attract, integrate and retain the necessary sales, marketing, technical and administrative personnel could harm our ability to generate revenue.

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

Our common stock was delisted from the Nasdaq Stock Market on August 20, 2002 because we did not timely file our quarterly report on Form 10-Q for the nine months ended September 30, 2002 following our discovery of the misclassification of certain expenses in prior periods as research and development expenses. The result of this action is a limited public market for our common stock. Trading is now conducted in the over-the-counter market in the so-called “Pink Sheets.” Consequently, selling our common stock is more difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and security analysts and news media’s coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume.

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

The success of our current business depends in part on our ability to effectively manage our existing advertising space. The websites that list their unsold advertising space with us are not bound by long-term contracts that would ensure us a consistent supply of advertising space, which we refer to as inventory. In addition, websites can change the amount of inventory they make available to us at any time. If a website publisher decides not to make advertising space from its Web sites available to us, we may not be able to replace this advertising space with advertising space from other websites that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers’ requests. These events could result in lost revenue. We expect that our customers’ requirements will become more sophisticated as the Web matures as an advertising medium. If we fail to manage our existing advertising space effectively in order to meet our customers’ changing requirements, our revenue could decline.

The growth of our current business depends on our ability to expand our advertising inventory. In order to attract new customers, we must maintain a consistent supply of attractive advertising space. Our ability to attract new websites and to retain Web sites currently in our network will depend on various factors, some of which are beyond our control. These factors include our ability to introduce new and innovative product lines and services, our ability to efficiently manage our existing advertising inventory, our pricing policies and the cost-efficiency to Web publishers of outsourcing their advertising sales. We cannot assure you that the size of our inventory will increase or even remain constant in the future. Furthermore, as a result of the MaxOnline Sale on July 31, 2003, we sold to Focus substantially all of our existing advertising space, relationships with Web publishers and other assets relating to our online advertising business thereby materially adversely affecting our ability to attract new customers.

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

In connection with its audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2002, PricewaterhouseCoopers LLP advised the Company’s management and its Audit Committee that it had identified a deficiency, which was designated a “reportable condition” but not a “material weakness.” The reportable condition indicated that there was inadequate independent review of accounting activity performed on amounts appearing in the Company’s consolidated financial statements. The Company believes this resulted from the extent of the effort to restate the prior year financial statements which required management and other finance department resources to devote significant attention to this task while at the same time completing the current year accounts.

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

General Litigation

On April 2, 2001, EMI Communications Corp. filed a lawsuit against us in the Queen’s Bench (Brandon Centre), Manitoba, Canada. The suit alleges breach of contract by us and is seeking damages of $270,000. We believe this suit is without merit and intends to vigorously defend ourselves against these claims. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter.

On May 2, 2002, John Bohan, our former Chief Executive Officer, filed an action against us in the Court of Chancery for the State of Delaware, seeking an order requiring us to advance his defense costs in connection with the Commission’s investigation and the related civil litigation in accordance with his indemnification agreement with us and our charter documents. On June 6, 2002, the parties entered into a stipulation and order establishing a procedure for the advancement of expenses subject to an undertaking by Mr. Bohan to repay us if it is determined that indemnification is not warranted. During the calendar years 2002 and 2003, we paid legal and other professional fees and expenses of approximately $1.9 million, in the aggregate, on behalf of certain former officers and directors, including Mr. Bohan, pursuant to their indemnification agreements with us and our charter documents. Mr. Bohan was initially subject to an undertaking with us pursuant to which he was obligated to repay all amounts advanced to him by us in the event it was determined that that indemnification was not warranted. In April 2003, we entered into an agreement, pursuant to which we agreed to terminate Mr. Bohan’s obligations to the Company under this undertaking in exchange for a release from Mr. Bohan of all future indemnification obligations of us to Mr. Bohan under his indemnification agreement with the Company and its charter documents. The payment made under this agreement is included in the $1.9 million of costs described above.

On February 3, 2003, Anthony Hauser, a former founder of webMillion.com, Inc., filed against us, certain former officers and directors and William Apfelbaum, our Chairman of the Board of Directors, a Demand for Arbitration with the American Arbitration Association in Los Angeles, California. Mr. Hauser claims breach of contract, breach of fiduciary duty, misrepresentation, fraud and securities law violations arising out of our acquisition of webMillion.com, Inc. He has asserted damages in the amount of $6.0 million. We believe this arbitration claim is without merit and intend to vigorously defend ourselves against these claims. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

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

SEC Investigation

On January 25, 2002, the Commission issued a formal order of investigation in connection with non-specified accounting matters, financial reports, public disclosures and trading activity in our securities. In connection with this investigation, the Commission had requested that we provide it with certain documents and other information. We have reached an agreement with the Commission to settle its investigation. Pursuant to the settlement, we consented to the entry by the Commission of an order relating to certain cash transactions that substantially offset one another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under GAAP. The Commission’s findings in the order, which we will not admit or deny, include findings that it improperly recorded and reported revenue from certain barter transactions and misclassified certain research and development expenses in 2000 and 2001. The order requires us to cease and desist from further violations of sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act and Rules 12b-20, 13a-1 and 13a-13. The order does not require us to pay any fine or monetary damages. In addition, in January 2002, we were notified that the Nasdaq National Stock Market Listing Investigations requested certain documents and other information relating to certain transactions pursuant to Marketplace Rule 4330(c). On August 20, 2002, our common stock was delisted from the Nasdaq National Stock Market as a result of our failure to timely file our quarterly report on Form 10-Q for the quarter ended June 30, 2002.

On February 1, 2002, our Board of Directors authorized the Audit Committee of the Board of Directors to commence an independent internal investigation into the matters that prompted the Commission’s investigation. The Audit Committee and we each engaged special counsel and forensic accounting firms to conduct a comprehensive examination of our financial records. On May 6, 2002, we announced that the Audit Committee had concluded its internal investigation and determined that certain of our financial results for the year ended December 31, 2000 and the three quarters ended September 30, 2001 would be restated. As a result, we restated certain of our financial results as reflected in (i) our annual report on From 10-K for the year ended December 31, 2001, which we filed with the Commission on May 16, 2002, (ii) our amended quarterly report on Form 10-Q for the quarter ended March 31, 2002, which we filed with the Commission on June 11, 2002, (iii) our amended quarterly report on Form 10-Q for the quarter ended September 30, 2000, which we filed with the Commission on June 11, 2002, (iv) our amended quarterly report on Form 10-Q for the quarter ended March 31, 2001, which we filed with the Commission on June 11, 2002, (v) our amended quarterly report on Form 10-Q for the quarter ended June 30, 2001, which we filed with the Commission on June 11, 2002 and (vi) our amended quarterly report on Form 10-Q for the quarter ended September 30, 2001, which we filed with the Commission on June 11, 2002.

During the course of our preparation of our quarterly report on Form 10-Q for the quarter ended June 30, 2002, we discovered certain errors in the application of GAAP which required restatement of our previously issued financial statements. Because the auditors that previously reported on the 2001 and 2000 consolidated financial statements have ceased operations, we engaged PricewaterhouseCoopers LLP to re-audit our financial results for the years ended December 31, 2001 and 2000. These audits have resulted in a restatement of our financial statements for the years ended December 31, 2000 and 2001 and for the quarter ended March 31, 2002. For a full description of the restatements, see Note 2 to our consolidated financial statements in our Annual Report on Form 10-K filed with the Commission on May 9, 2003.

Securities Class Actions

Beginning on March 21, 2002, following the announcement of the Commission investigation and the internal investigation by the Audit Committee of the Board of Directors, a number of securities class action complaints were filed against us and certain of our former officers and directors in the United States District Court for the Central District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased our common stock during the purported class period. The complaints generally allege that during 2000 and 2001 we, and the other named defendants, made false or misleading statements of material fact about our financial statements, including its revenue, revenue recognition policies, business operations and prospects for the years 2000, 2001 and beyond. The complaints seek an unspecified amount of damages on behalf of persons who purchased our common stock during the purported class period. On July 17, 2002, the securities class actions were consolidated in a single action for all purposes. On July 22, 2002, the court appointed John A. Levin & Co. as the lead plaintiff in the consolidated action. On September 20, 2002, the lead plaintiff filed its consolidated amended class action complaint. On March 18, 2003 the court granted our motion to dismiss the consolidated class action lawsuit for failure to state a claim upon which any relief may be granted and the consolidated class action lawsuit was dismissed without prejudice. Because the class action lawsuit was dismissed without prejudice, plaintiffs have an opportunity to amend the complaint against the defendants. We have reached an agreement in principle with the lead plaintiff to settle the class action for approximately $5.0 million. Final terms of the settlement are still under negotiation and are subject to certain terms and conditions, including court approval. The $5.0 million settlement is included in “Accrued expenses and other current liabilities” at September 30, 2002. Included in “Prepaid expenses and other current assets” at September 30, 2002 is approximately $2.2 million relating to insurance proceeds that the Company received subsequent to September 30, 2002

In July 2002, we were named as a defendant in a securities class action complaint initially filed against Homestore.com, Inc. in the United States District Court for the Central District of California. The complaint generally alleges that we knowingly participated in Homestore’s scheme to defraud the investing public by entering into improper transactions with Homestore in the second and third quarters of 2001. The complaints seek an unspecified amount of damages on behalf of persons who purchased Homestore.com’s common stock during the purported class period. In March 2003, the lawsuit was dismissed with prejudice with respect to us and we were not required to pay any damages. On April 14, 2003, the lead plaintiff in the case filed a motion for certification to gain the court’s permission to pursue an interlocutory appeal of the court’s dismissal of the claims against us. We intend to oppose the motion for certification of the interlocutory appeal.

Derivative Actions

Beginning on March 22, 2002, we have been named as a nominal defendant in at least two derivative actions, purportedly brought on our behalf, filed in the Superior Court of the State of California for the County of Los Angeles. The derivative complaints allege that certain of our current and former officers and directors breached their fiduciary duties to us, engaged in abuses of their control of the company, wasted corporate assets, and grossly mismanaged the company. The plaintiffs sought unspecified damages on our behalf from each of the defendants. In April 2003, we settled these derivative actions for $775,000 in attorneys’ fees and our agreement to adopt certain corporate therapeutic actions. We have received insurance proceeds sufficient to satisfy the $775,000 to be paid by it in settlement of the derivative suits, accordingly, no provision has been made in the June 30, 2002 Consolidated Statement of Operations for this settlement. The $775,000 was accrued for during the three months ended June 30, 2002 and is included in both “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities” at September 30, 2002.

Special Charges

The costs associated with of the Commission’s investigation, the associated securities class action and derivative lawsuits, and the re-audits of the Company’s financial statements have been included within Special Charges in the Consolidated Statement of Operations. These charges principally for professional fees and legal settlements, net of insurance proceeds, amounted to $5.4 million and $8.5 million during the three and nine months ended September 30, 2002, respectively. For the quarters ended March 31, 2003, these charges amounted to $0.4 million. We believe these costs will continue in 2003 and that, although the amounts cannot be reasonably estimated at this time, they may be material.

Included within Special charges during the nine months ended September 30, 2002, were approximately $1.7 million of costs associated with our indemnification of legal defense costs for certain of our former officers and employees incurred by them in connection with the Commission’s investigation and related civil litigation. We are subject to continuing indemnification obligations to certain individuals for such costs under indemnification agreements with such individuals and pursuant to our charter documents. Each of these individuals has entered into an undertaking with us which requires such individual to repay us amounts advanced if it is determined that indemnification is not warranted. Due to the inherent uncertainties of litigation, we cannot estimate the ultimate amount of such costs and therefore no additional accrual has been provided in the accompanying financial statements for the three months ended September 30, 2002 and these costs may have a material adverse effect on our financial condition and results of operations.

Other Legal Matters

We periodically may become subject to other legal proceedings in the ordinary course of our business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement of Merger dated September 15, 1999 (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

2.2	Agreement and Plan of Merger dated July 7, 2000, as amended on July 24, 2000 (“webMillion Agreement”), among L90, WM Acquisition Corp., webMillion.com, Inc., Anthony Hauser and Kenneth Adcock (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on July 28, 2000, which is incorporated herein by reference)

2.3	Asset Purchase Agreement dated May 14, 2001 (“Novus List Marketing Agreement”) among Novus List Marketing, LLC, Henry A. Cousineau, III and L90, Inc. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

2.4*	Asset Purchase Agreement dated October 2, 2001 (“adMonitor Agreement”) between Registrant and DoubleClick, Inc. (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 14, 2001, which is incorporated herein by reference)

2.5	Agreement and Plan of Merger dated January 2, 2002 by and among the Registrant, eUniverse, Inc. and L90 Acquisition Corporation (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on January 3, 2002, which is incorporated herein by reference)

2.6	Agreement and Plan of Merger dated as of June 29, 2002 (“DoubleClick Media Agreement”) by and among MaxWorldwide, L90, DoubleClick, DoubleClick Media Inc., Picasso Media Acquisition, Inc. and Lion Merger Sub, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2002, which is incorporated herein by reference)

2.7*	Asset Purchase Agreement dated February 10, 2003 (“ALC Agreement”) among L90, American List Counsel, Inc. and Data Marketing New England, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on February 10, 2003, which is incorporated herein by reference)

2.8*	Agreement and Plan of Merger dated March 12, 2003 (“Focus Agreement”) by and among Bulldog Holdings, Inc., The Excite Network, Inc., Millie Acquisition Sub, LLC, MaxWorldwide, L90 and Picasso Media Acquisition, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 12, 2003, which is incorporated herein by reference)

2.9	Plan of Liquidation and Dissolution adopted by the Registrant’s Board of Directors in April 2003 (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

2.10	Amendment to Agreement and Plan of Merger, dated May 5, 2003, among Focus Interactive, Inc. (formerly Bulldog Holdings, Inc.), The Excite Network, Inc., Millie Acquisition Sub, LLC, MaxWorldwide, Inc., L90, Inc., and Picasso Media Acquisition, Inc. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)

3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the

Commission on September 23, 1999, which is incorporated herein by reference)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of common stock of the Registrant.

4.2	Stock Purchase and Stockholders Agreement dated September 14, 1998 (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.3	Registration Agreement dated August 6, 1999 (as amended) (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.4	Series C Registration Agreement dated September 22, 1999 (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.5	Registration Rights Agreement dated July 24, 2000 (previously filed as an exhibit to the Registrant’s S-3 Registration Statement filed with the Commission on May 22, 2001, which is incorporated herein by reference)

4.6	Registration Agreement dated May 14, 2001 (previously filed as an exhibit to the Registrant’s S-3 Registration Statement filed with the Commission on October 17, 2001, which is incorporated herein by reference)

4.7	Warrant No. PP-99-1 dated June 7, 1999 issued to The Roman Arch Fund L.P. (“Roman Arch PP Warrant”) (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.8	Warrant No. PP-99-2 dated June 7, 1999 issued to The Roman Arch Fund II L.P. (“Roman Arch II PP Warrant”) (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.9	Warrant No. IPO-99-1 dated June 7, 1999 issued to The Roman Arch Fund L.P. (“Roman Arch IPO Warrant”) (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.10	Warrant No. IPO-99-2 dated June 7, 1999 issued to The Roman Arch Fund II L.P. (“Roman Arch II IPO Warrant”) (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.11	Warrant No. W-WM1 dated July 24, 2000 issued to Jeffrey D. Wile (“Wile Warrant”) (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

4.12	Warrant No. W-WM2 dated July 24, 2000 issued to David Hou (“Hou Warrant”) (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

4.13	Warrant No. W-WM3 dated July 24, 2000 issued to Prime Ventures (“Prime Ventures Warrant”) (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

4.14	Registration Rights Agreement dated July 10, 2002 between Registrant and DoubleClick Inc. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.1	1999 Stock Incentive Plan (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

10.2	Form of Incentive Stock Option Agreement (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)

10.3	Form of Non-Statutory Stock Option Agreement (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)

10.4	Roman Arch PP Warrant (Exhibit 4.7)

10.5	Roman Arch II PP Warrant (Exhibit 4.8)

10.6	Roman Arch IPO Warrant (Exhibit 4.9)

10.7	Roman Arch II IPO Warrant (Exhibit 4.10)

10.8	Wile Warrant (Exhibit 4.11)

10.9	Hou Warrant (Exhibit 4.12)

10.10	Prime Ventures Warrant (Exhibit 4.13)

10.11	Form of Indemnification Agreement entered into between the Registrant and each of directors and executive officers (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

10.12	Employment Agreement entered into between the Registrant and Mitchell Cannold (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on May 16, 2002, which is incorporated herein by reference)

10.13	Amended and Restated Employment Agreement entered into between the Registrant and Mitchell Cannold dated August 1, 2003 (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Commission on August 25, 2003, which is incorporated herein by reference)

10.14	General Release dated August 1, 2003 entered into between the Registrant and Mitchell Cannold (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Commission on August 25, 2003, which is incorporated herein by reference)

10.15	Employment Agreement entered into between the Registrant and William H. Mitchell (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.16	Employment Agreement entered into between the Registrant and William H. Wise (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.17	Severance Agreement entered into between the Registrant and Keith Kaplan (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.18	Severance Agreement entered into between the Registrant and Peter Huie (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.19	Letter Agreement dated October 31, 2001 by and between Registrant and the Registrant’s former Chief Technology Officer, Kenneth Johnson (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on May 16, 2002, which is incorporated herein by reference)

10.20	Consulting Agreement entered into between the Registrant and William Apfelbaum (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.21	Consulting Agreement entered into between the Registrant and the Los Altos Group, Inc. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on May 16, 2002, which is incorporated herein by reference)

10.22	webMillion Agreement (Exhibit 2.2)

10.23	Novus List Marketing Agreement (Exhibit 2.3)

10.24	adMonitor Agreement (Exhibit 2.4)

10.25	eUniverse Agreement (Exhibit 2.5)

10.26	DoubleClick Media Agreement (Exhibit 2.6)

10.27	ALC Agreement (Exhibit 2.7)

10.28	Focus Agreement (Exhibit 2.8)

10.29*	DoubleClick Master Services Agreement dated October 2, 2001, as amended on July 10, 2002, between Registrant and DoubleClick, Inc. (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 14, 2001, which is incorporated herein by reference)

10.30*	Dart Service Attachment for Publishers dated October 2, 2001, as amended on July 10, 2002, between Registrant and DoubleClick, Inc. (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 14, 2001, which is incorporated herein by reference)

10.31	Lease Termination Agreement dated April 7, 2003 between Registrant and CA-Marina Business Center Limited Partnership Agreement of Lease dated April 13, 1999 between Registrant and New Green 50W23 Realty LLC (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.32	Sub-Sublease Agreement dated February 28, 2000 between Registrant and Cravens & Company, Inc. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference) Agreement of Lease dated April 13, 1999 between Registrant and New Green 50W23 Realty LLC (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(1)	Current Report on Form 8-K filed with the Commission on July 1, 2002.

(2)	Current Report on Form 8-K filed with the Commission on July 1, 2002.

(3)	Current Report on Form 8-K filed with the Commission on July 9, 2002.

(4)	Current Report on Form 8-K filed with the Commission on August 14, 2002.

(5)	Current Report on Form 8-K filed with the Commission on August 16, 2002.

(6)	Current Report on Form 8-K filed with the Commission on August 20, 2002.

(7)	Current Report on Form 8-K filed with the Commission on September 26, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXWORLDWIDE, INC., a Delaware corporation

By:	/s/ Mitchell Cannold
Mitchell Cannold
President and Chief Executive Officer

Date: August 26, 2003

By:	/s/ Hyunjin F. Lerner
Hyunjin F. Lerner
Chief Financial Officer and Chief Accounting Officer

Date: August 26, 2003

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

Date: August 26, 2003

/s/ Mitchell Cannold
Mitchell Cannold
Presidentand Chief Executive Officer

CERTIFICATION

PURSUANT TO 17 CFR 240.13a-14

PROMULGATED UNDER

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,	Hyunjin Lerner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MaxWorldwide, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: August 26, 2003

/s/ Hyunjin F. Lerner
Hyunjin F. Lerner
Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number		Description

2.1		Agreement of Merger dated September 15, 1999 (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

2.2		Agreement and Plan of Merger dated July 7, 2000, as amended on July 24, 2000 (“webMillion Agreement”), among L90, WM Acquisition Corp., webMillion.com, Inc., Anthony Hauser and Kenneth Adcock (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on July 28, 2000, which is incorporated herein by reference)

2.3		Asset Purchase Agreement dated May 14, 2001 (“Novus List Marketing Agreement”) among Novus List Marketing, LLC, Henry A. Cousineau, III and L90, Inc. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

2.4	*	Asset Purchase Agreement dated October 2, 2001 (“adMonitor Agreement”) between Registrant and DoubleClick, Inc. (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 14, 2001, which is incorporated herein by reference)

2.5		Agreement and Plan of Merger dated January 2, 2002 by and among the Registrant, eUniverse, Inc. and L90 Acquisition Corporation (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on January 3, 2002, which is incorporated herein by reference)

2.6		Agreement and Plan of Merger dated as of June 29, 2002 (“DoubleClick Media Agreement”) by and among MaxWorldwide, L90, DoubleClick, DoubleClick Media Inc., Picasso Media Acquisition, Inc. and Lion Merger Sub, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2002, which is incorporated herein by reference)

2.7	*	Asset Purchase Agreement dated February 10, 2003 (“ALC Agreement”) among L90, American List Counsel, Inc. and Data Marketing New England, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on February 10, 2003, which is incorporated herein by reference)

2.8	*	Agreement and Plan of Merger dated March 12, 2003 (“Focus Agreement”) by and among Bulldog Holdings, Inc., The Excite Network, Inc., Millie Acquisition Sub, LLC, MaxWorldwide, L90 and Picasso Media Acquisition, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 12, 2003, which is incorporated herein by reference)

2.9		Plan of Liquidation and Dissolution adopted by the Registrant’s Board of Directors in April 2003 (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

2.10		Amendment to Agreement and Plan of Merger, dated May 5, 2003, among Focus Interactive, Inc. (formerly Bulldog Holdings, Inc.), The Excite Network, Inc., Millie Acquisition Sub, LLC, MaxWorldwide, Inc., L90, Inc., and Picasso Media Acquisition, Inc. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

3.1		Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)

3.2		Amended and Restated Bylaws (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.1		See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of common stock of the Registrant.

4.2		Stock Purchase and Stockholders Agreement dated September 14, 1998 (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.3		Registration Agreement dated August 6, 1999 (as amended) (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.4		Series C Registration Agreement dated September 22, 1999 (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.5		Registration Rights Agreement dated July 24, 2000 (previously filed as an exhibit to the Registrant’s S-3 Registration Statement filed with the Commission on May 22, 2001, which is incorporated herein by reference)

4.6		Registration Agreement dated May 14, 2001 (previously filed as an exhibit to the Registrant’s S-3 Registration Statement filed with the Commission on October 17, 2001, which is incorporated herein by reference)

4.7		Warrant No. PP-99-1 dated June 7, 1999 issued to The Roman Arch Fund L.P. (“Roman Arch PP Warrant”) (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.8		Warrant No. PP-99-2 dated June 7, 1999 issued to The Roman Arch Fund II L.P. (“Roman Arch II PP Warrant”) (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.9		Warrant No. IPO-99-1 dated June 7, 1999 issued to The Roman Arch Fund L.P. (“Roman Arch IPO Warrant”) (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.10	Warrant No. IPO-99-2 dated June 7, 1999 issued to The Roman Arch Fund II L.P. (“Roman Arch II IPO Warrant”) (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

4.11	Warrant No. W-WM1 dated July 24, 2000 issued to Jeffrey D. Wile (“Wile Warrant”) (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

4.12	Warrant No. W-WM2 dated July 24, 2000 issued to David Hou (“Hou Warrant”) (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

4.13	Warrant No. W-WM3 dated July 24, 2000 issued to Prime Ventures (“Prime Ventures Warrant”) (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

4.14	Registration Rights Agreement dated July 10, 2002 between Registrant and DoubleClick Inc. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.1	1999 Stock Incentive Plan (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

10.2	Form of Incentive Stock Option Agreement (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)

10.3	Form of Non-Statutory Stock Option Agreement (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)

10.4	Roman Arch PP Warrant (Exhibit 4.7)

10.5	Roman Arch II PP Warrant (Exhibit 4.8)

10.6	Roman Arch IPO Warrant (Exhibit 4.9)

10.7	Roman Arch II IPO Warrant (Exhibit 4.10)

10.8	Wile Warrant (Exhibit 4.11)

10.9	Hou Warrant (Exhibit 4.12)

10.10	Prime Ventures Warrant (Exhibit 4.13)

10.11	Form of Indemnification Agreement entered into between the Registrant and each of directors and executive officers (previously filed as an exhibit to the Registrant’s S-1 Registration Statement filed with the Commission on September 23, 1999, which is incorporated herein by reference)

10.12	Employment Agreement entered into between the Registrant and Mitchell Cannold (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on May 16, 2002, which is incorporated herein by reference)

10.13	Amended and Restated Employment Agreement entered into between the Registrant and Mitchell Cannold dated August 1, 2003 (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Commission on August 25, 2003, which is incorporated herein by reference)

10.14	General Release dated August 1, 2003 entered into between the Registrant and Mitchell Cannold (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Commission on August 25, 2003, which is incorporated herein by reference)

10.15	Employment Agreement entered into between the Registrant and William H. Mitchell (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.16	Employment Agreement entered into between the Registrant and William H. Wise (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.17	Severance Agreement entered into between the Registrant and Keith Kaplan (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.18	Severance Agreement entered into between the Registrant and Peter Huie (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.19	Letter Agreement dated October 31, 2001 by and between Registrant and the Registrant’s former Chief Technology Officer, Kenneth Johnson (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on May 16, 2002, which is incorporated herein by reference)

10.20	Consulting Agreement entered into between the Registrant and William Apfelbaum (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.21	Consulting Agreement entered into between the Registrant and the Los Altos Group, Inc. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on May 16, 2002, which is incorporated herein by reference)

10.22		webMillion Agreement (Exhibit 2.2)

10.23		Novus List Marketing Agreement (Exhibit 2.3)

10.24		adMonitor Agreement (Exhibit 2.4)

10.25		eUniverse Agreement (Exhibit 2.5)

10.26		DoubleClick Media Agreement (Exhibit 2.6)

10.27		ALC Agreement (Exhibit 2.7)

10.28		Focus Agreement (Exhibit 2.8)

10.29	*	DoubleClick Master Services Agreement dated October 2, 2001, as amended on July 10, 2002, between Registrant and DoubleClick, Inc. (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 14, 2001, which is incorporated herein by reference)

10.30	*	Dart Service Attachment for Publishers dated October 2, 2001, as amended on July 10, 2002, between Registrant and DoubleClick, Inc. (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 14, 2001, which is incorporated herein by reference)

10.31		Lease Termination Agreement dated April 7, 2003 between Registrant and CA-Marina Business Center Limited Partnership Agreement of Lease dated April 13, 1999 between Registrant and New Green 50W23 Realty LLC (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on May 9, 2003, which is incorporated herein by reference)

10.32		Sub-Sublease Agreement dated February 28, 2000 between Registrant and Cravens & Company, Inc. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference) Agreement of Lease dated April 13, 1999 between Registrant and New Green 50W23 Realty LLC (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 24, 2000, which is incorporated herein by reference)

99.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.