Form 10-Q
period 2003-09-30
MAXWORLDWIDE INC
filed 2003-12-31
CIK 1176983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

As of December 1, 2003, MaxWorldwide, Inc. had 24,713,280 shares of its Common Stock, $.001 par value per share, outstanding.

MAXWORLDWIDE, INC. AND SUBSIDIARIES

i

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

MAXWORLDWIDE, INC. AND SUBSIDIARIES

STATEMENT OF NET ASSETS IN LIQUIDATION

(unaudited, in thousands)

September 30, 2003
ASSETS
Cash and cash equivalents	$30,087
Restricted cash	15
Accounts receivable	4,490
Other assets	198

Total assets in liquidation	$34,790

LIABILITIES
Accounts payable	$250
Accrued expenses	8,819

Total liabilities in liquidation	9,069

Net assets in liquidation	$25,721

The accompanying notes are an integral part of these consolidated financial statements.

MAXWORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(unaudited, in thousands, except share amounts)

December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$33,253
Restricted cash	750
Accounts receivable, net of allowance of $9,412 at December 31, 2002	13,959
Prepaid expenses and current assets	3,634

Total current assets	51,596
Property and equipment, net	561
Restricted cash	1,130
Goodwill	2,961
Intangible assets, net	5,436
Other assets	259

Total assets	$61,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$787
Due to websites, net	5,025
Due to list owners, net	5,667
Accrued expenses and other current liabilities	13,181
Deferred revenue	1,497

Total current liabilities	26,157
Other liabilities	78
Total liabilities	26,235

Stockholders’ Equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized; none outstanding at December 31, 2002	—
Common stock, $0.001 par value, 53,333,333 shares authorized; 29,796,921 shares issued at December 31, 2002	30
Additional paid-in capital	148,742
Treasury stock, 5,293,639 shares	(2,647)
Accumulated deficit	(110,417)

Total stockholders’ equity	35,708

Total liabilities and stockholders’ equity	$61,943

The accompanying notes are an integral part of these consolidated financial statements.

MAXWORLDWIDE, INC. AND SUBSIDIARIES

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(unaudited, in thousands)

Period From July 31, 2003 to September 30, 2003
Net assets as of July 31, 2003	$29,928
Adjustment to liquidation basis	(4,871)

Net assets in liquidation as of August 1, 2003	25,257
Changes to net assets in liquidation	664

Net assets in liquidation as of September 30, 2003	$25,721

The accompanying notes are an integral part of these consolidated financial statements.

MAXWORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	For the one month ended July 31, 2003	For the seven months ended July 31, 2003	For the three months ended Sept. 30, 2002	For the nine months ended Sept. 30, 2002
Revenue
Service fee-based revenue	$1,722	$13,424	$5,861	$8,756
Commission-based revenue	135	1,259	880	2,910

Total revenue	1,857	14,683	6,741	11,666
Cost of revenue	906	8,600	4,309	7,503

Gross profit	951	6,083	2,432	4,163
Operating expenses
Sales and marketing	432	3,211	2,077	5,486
General and administrative	2,231	8,194	5,552	12,759
Special charges	975	1,706	1,242	9,743
Impairment charges	—	—	480	1,915
Gain on sale of adMonitor	—	—	(1,201)	(3,505)

Total operating expenses	3,638	13,111	8,150	26,398

Operating loss	(2,687)	(7,028)	(5,718)	(22,235)
Other income (expense)	—	77	(2)	3
Gain on sale of MaxOnline	3,459	3,459	—	—
Interest income	25	229	156	621

Income (loss) from continuing operations before provision for income taxes	797	(3,263)	(5,564)	(21,611)
Provision for income taxes	—	—	—	—

Income (loss) from continuing operations	797	(3,263)	(5,564)	(21,611)
Income (loss) from discontinued operations	—	(8)	189	435
Loss on sale of discontinued operations	—	(2,510)	—	—

Net income (loss)	$797	$(5,781)	$(5,375)	$(21,176)

Income (loss) per share from continuing operations:
Basic and diluted	$0.03	$(0.14)	$(0.21)	$(0.85)
Income (loss) per share from discontinued operations:
Basic and diluted	$—	$(0.10)	$0.01	$0.02

Net income (loss) per share:
Basic and diluted	$0.03	$(0.24)	$(0.20)	$(0.83)

Weighted average number of common shares outstanding-basic and diluted	24,503	24,503	26,513	25,506

The accompanying notes are an integral part of these consolidated financial statements.

The Company has adopted the liquidation basis of accounting as of August 1, 2003 and therefore, no statement of operations for periods subsequent to July 31, 2003 are presented.

MAXWORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the seven months ended July 31, 2003	For the nine months ended September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,781)	$(21,176)
Adjustments to reconcile net loss to cash used in operating activities-
Depreciation expense	230	1,092
Other intangible asset amortization	1,512	1,557
Provision for bad debt and advertising credits	284	1,215
Provision for officer loans	—	103
Loss on sale of equipment	—	63
Gain on sale of adMonitor	—	(3,505)
Impairment of fixed assets	—	815
Loss on sale of discontinued operations	2,510	—
Gain sale of MaxOnline	(3,659)	—
Changes in assets and liabilities, net of sale of discontinued operations
Decrease in accounts receivable	4,818	2,581
Decrease (increase) in prepaid expenses and other assets	2,919	(4,626)
Decrease in accounts payable	(1,380)	(509)
Decrease in due to websites and list owners	(2,985)	(3,425)
Decrease in deferred revenue	(149)	(246)
Increase (decrease) in accrued expenses and other liabilities	(4,497)	9,363

Net cash used in operating activities	(6,178)	(16,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(94)	(547)
Proceeds from sale of equipment	—	584
Repayment of officer loans	—	321
Acquisition of DoubleClick Media business	—	(6,324)
Proceeds from sale of MaxDirect, net	1,574	—

Net cash provided by investing activities	1,480	(5,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under capital lease obligations	(29)	(185)
Payments of notes payable	—	(661)
Restricted cash	905	(470)
Purchase of treasury stock	—	(2,647)
Proceeds from exercise of employee stock options	—	104

Net cash provided by (used in) financing activities	876	(3,859)

Net decrease in cash	(3,822)	(26,523)
Cash and cash equivalents, beginning of period	33,253	63,831

Cash and cash equivalents, end of period	$29,431	$37,308

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

The accompanying notes are an integral part of these consolidated financial statements.

MAXWORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1- Description of the Business and Recent Business Transactions

MaxWorldwide, Inc. and its subsidiaries (collectively, the “Company” or “MaxWorldwide”) formerly were an Internet-based provider of marketing solutions for advertisers and Web publishers. The Company provided fully outsourced ad sales, as well as ad serving, direct marketing and sweepstakes promotions. The Company developed targeted marketing campaigns that leveraged the capabilities of the Internet.

Following the closing of the sale of its MaxOnline division described below, the Company adopted a plan of liquidation and dissolution on July 31, 2003 pursuant to which it will liquidate the Company and dissolve the corporation, as further discussed in Note 2. Accordingly, the Company did not operate any businesses following the sale of the MaxOnline business. Following the consummation of the sale of its MaxOnline division, the Company significantly curtailed administrative expenses and will discharge its outstanding liabilities and initiate the orderly distribution of its remaining assets to its shareholders.

On February 10, 2003, the Company consummated the sale of substantially all of the assets of its MaxDirect division to a wholly-owned subsidiary of American List Counsel, Inc., a New Jersey corporation (“ALC”). The transaction did not include any of the Company’s assets relating to its online business, including e-mail list management, e-mail brokerage and all other online services. As consideration for MaxDirect, ALC paid $2.0 million in cash and assumed certain liabilities on the closing of the transaction (the “MaxDirect Sale”) and agreed to pay, monthly, 92.5% of the acquired accounts receivable from the MaxDirect business that are collected by ALC during the first six months following the closing of the MaxDirect Sale and 46.25% of the acquired accounts receivable from the MaxDirect business that are collected by ALC during the second six months following the closing of the MaxDirect Sale, in each case net of any accounts payable associated with such accounts receivable. In addition, ALC agreed to pay $0.5 million in cash if revenue generated by the MaxDirect business during the one year period following the closing of the MaxDirect Sale are at least $2.5 million and an additional $1.0 million in cash if revenue generated by the MaxDirect business during the one year period following the closing of the MaxDirect Sale are at least $3.5 million. ALC also agreed to pay MaxWorldwide $0.50 for each dollar of revenue above $3.5 million generated by the MaxDirect business during the one year period following the closing of the MaxDirect Sale. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets,” the operating results of the MaxDirect business have been reclassified and are separately presented for all reporting periods as discontinued operations.

The Company incurred approximately $0.4 million of expenses and fees associated with the sale of the MaxDirect business, resulting in net proceeds of approximately $1.6 million. The net assets of the MaxDirect business at the time of the transaction were approximately $4.1 million; accordingly the Company recorded a loss on disposal of the MaxDirect business of $2.5 million during the first quarter of 2003. Additionally, the Company recorded a receivable of $0.6 million from ALC, which was not part of the $4.1 million in net assets, for the net amount of payments it anticipates receiving from ALC, relating to the acquired accounts receivable after appropriate deductions for list owner payments, bad debts and collection costs. As of September 30, 2003, ALC has paid all but $40,000 of the $0.6 million in accounts receivable. As ALC achieved its revenue target of $2.5 million in November 2003, the Company has recorded a $0.5 million receivable relating to this earn-out in its September 30, 2003 Statement of Net Assets in Liquidation but has not recorded any additional gain associated with the potential earn-out payments of $1.0 million or $0.50 for each dollar of revenue above $3.5 million generated by the MaxDirect business during the one-year period following the closing of the MaxDirect Sale. These gains, if any, will be recorded when earned.

The MaxDirect division generated commission-based revenue of approximately $1.1 million for the three months ended September 30, 2002, $0.3 million for the seven months ended July 31, 2003 and $3.1 million for the nine months ended September 30, 2002.

On March 12, 2003, the Company entered into an agreement with Bulldog Holdings, Inc. (“Focus Interactive”) and certain of its affiliates, including Focus Interactive, Inc., formerly Excite Network, Inc., to sell substantially all of the Company’s assets and liabilities related to its MaxOnline division (the “MaxOnline Sale”). The MaxOnline Sale closed on July 31, 2003. Pursuant to the merger agreement, Focus Interactive paid the Company $3.0 million on August 1, 2003 and is obligated to pay the Company an additional $2.0 million within one year following the closing or at the election of Focus Interactive, up to six months thereafter, and up to an additional $1.0 million based upon the achievement of certain revenue milestones. In addition, Focus Interactive is to pay the Company 70% of the accounts receivable transferred to Focus Interactive under the merger agreement and collected by it during the eight month period beginning 120 days following the effective time of the merger (net of certain expenses and accounts payable associated with such accounts receivable). Focus Interactive also agreed to reimburse the Company, within one year after the effective time of the merger, the amount of any positive working capital (as defined in the merger agreement) in the MaxOnline business it acquired as a result of the merger. The working capital amount is estimated to be approximately $2.0 million. The Company is also prohibited from competing with Focus Interactive in the online advertising industry for a period of one year following the closing.

MAXWORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

(Unaudited)

The Company incurred approximately $0.7 million of expenses and fees associated with the MaxOnline Sale resulting in net proceeds of approximately $4.3 million, of which $2.0 million is in the form of a secured note, payable to the Company within 12 to 18 months of the date of sale. The Company recorded a gain on sale of the MaxOnline business of $3.5 million during the one month ended July 31, 2003. Additionally, the Company recorded a receivable of $2.0 million from Focus, representing the estimated calculation of the positive working capital Focus Interactive acquired as a result of the MaxOnline Sale. The Company will record any gain associated with the $1.0 million in potential earn-out payments if and when certain revenue milestones are achieved.

As a result of the sale of the MaxOnline business to Focus Interactive and the Company’s adoption of a plan of liquidation and dissolution on July 31, 2003, the Company terminated the employment of most of its employees, including several of its executive officers, and paid approximately $1.2 million of severance and bonus payments to these and other employees. In addition, in connection with the sale of the MaxOnline business, the Company paid approximately $389,000 to certain employees in cancellation of all outstanding stock options held by those employees. These amouts are included in operating expenses in the Consolidated Statement of Operations for the one month ended July 31, 2003.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of MaxWorldwide for the year ended December 31, 2002. Certain reclassifications have been made to the prior period’s Consolidated Statement of Operations to conform to the current period’s presentation.

NOTE 2- Liquidation Basis of Accounting

On July 31, 2003, the Company adopted a plan of liquidation and dissolution pursuant to which it will liquidate and dissolve the Company and accordingly, adopted the liquidation basis of accounting. The liquidation basis of accounting requires the Company to accrue an estimate for all liabilities related to expenses to be incurred during the wind down period. Assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts. These estimates are periodically reviewed and adjusted. A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the two financial statements presented under the liquidation basis of accounting.

The Company may have potential contingent liabilities in addition to the to the liabilities recorded in the accompanying consolidated financial statements. In addition, the liabilities do not reflect potential claims presently unknown to the Company but which may be brought in the future. The liabilities also do not reflect the potential claims discussed in Note 4 “Contingencies” (other than the $5.0 million settlement of the class action lawsuit), including without limitation, the claims made by DoubleClick Inc., Anthony Hauser and Thomas Sebastian. Because the claims are not estimable or probable, no amount has been recorded for such contingent liabilities in the accompanying consolidated Statement of Net Assets in Liquidation.

Although we contemplate making an initial distribution of $12.25 million, the Company cannot estimate the actual date of such distribution or any other distribution until the Company resolve certain of our outstanding litigation and finalize the settlement of the class action suits.

Many estimates and assumptions are required to value the assets at their net realizable value and liabilities at their anticipated settlement amounts. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation and dissolution of the Company. The valuations presented in the accompanying Statement of Net Assets and Liquidation represents estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the plan of liquidation and dissolution based on the assumptions set forth below. The actual values and costs may differ from the amounts recorded. In particular, the estimates of the Company’s costs will vary with the length of time it operates. In addition, the estimate of net assets in liquidation represented in accordance with accounting principles generally accepted in the United States of America (GAAP) in the accompanying Statement of Net Assets in Liquidation does not incorporate a present value discount to reflect the amount of time that will transpire before the value of those net assets is distributed to shareholders. Accordingly, it is not possible to predict the aggregate amount that will be ultimately be distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the estimate of net assets in liquidation presented in the accompanying Statement of Net Assets in Liquidation.

General Assumptions Used Under the Liquidation Basis of Accounting

The Company utilized the following assumptions in assessing the fair value of assets and the expected settlement values of liabilities included in the Statement of Net Assets in Liquidation as of September 30, 2003.

Cash, Cash Equivalents and Restricted Cash

Stated at face value. Cash and cash equivalents includes all cash instruments due on demand or with an original maturity of 90 days or less. Restricted cash consists of certificates of deposits pledged under outstanding letters of credit.

MAXWORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

(Unaudited)

Accounts Receivable

Stated at net realizable value. Accounts receivable consists of $4.0 million from Focus Interactive and $0.5 million from ALC. As discussed in Note 1, amounts due from Focus Interactive consists of $2.0 million in sales proceeds that is due within one year following the closing of the MaxOnline Sale or at the election of Focus Interactive, up to six months thereafter, and approximately $2.0 million in working capital (as defined in the merger agreement) of the MaxOnline business transferred to Focus Interactive. The $0.5 million due from ALC represents the amount ALC agreed to pay if revenue generated by the MaxDirect business during the one year period following the closing of the MaxDirect Sale is at least $2.5 million. MaxDirect achieved this revenue target in November 2003.

Accrued Expenses

Based on management’s estimate. These are the estimated costs to complete the Company’s plan of liquidation and dissolution and as discussed in Note 4, legal fees for the Company’s various lawsuits and settlement of the class action lawsuit. The estimated cost of liquidation and dissolution represents the cost of operating the Company through August 28, 2006. These costs include personnel, facilities, professional and legal fees, and other related costs. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

Contingent Liabilities

As discussed in Note 4, the Company may have potential contingent liabilities in addition to the to the liabilities recorded in the accompanying consolidated financial statements. In addition, the liabilities do not reflect potential claims presently unknown to the Company but which may be brought in the future. The liabilities also do not reflect the potential claims discussed in Note 4 “Contingencies” (other than the $5.0 million settlement of the class action lawsuit), including without limitation, the claims made by DoubleClick Inc., Anthony Hauser and Thomas Sebastian. Because the claims are not estimable or probable, no amount has been recorded for such liabilities in the accompanying consolidated Statement of Net Assets in Liquidation.

Basic and Diluted Net Income/(Loss) Per Share

Basic net income/(loss) per common share excludes the effect of potentially dilutive securities and is computed by dividing the net income/(loss) available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income/(loss) per share adjusts this calculation to reflect the impact of stock options and other potentially dilutive financial instruments to the extent that their inclusion would have a dilutive effect on net income/(loss) per share for the reporting period.

For the one and seven months ended July 31, 2003, and three and nine months ended September 30, 2002, there were outstanding options and warrants to purchase approximately 1.7 million and 3.7 million shares of common stock, respectively that were not included in the computation of diluted net income/(loss) per share because to do so would have had an antidilutive effect for the periods presented. As a result, the basic and diluted net income/(loss) per share amounts are equal for all periods presented.

Stock-Based Compensation

MaxWorldwide accounts for its employee stock option plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company has adopted the disclosure-only requirements of SFAS No. 123 “Accounting for Stock-Based Compensation,” which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Company’s net income/(loss) and net income/(loss) per share would have been increased to the pro forma amounts indicated below:

MAXWORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

(Unaudited)

	(in thousands, except per share data)
	For the one month ended July 31, 2003	For the seven months ended July 31, 2003	For the three months ended Sept. 30, 2002	For the nine months ended Sept. 30, 2002
Net income (loss) as reported	$797	$(5,781)	$(5,375)	$(21,176)
Add: Stock based employee compensation income (expense) determined under fair value based method	(140)	(1,620)	238	(749)

Pro forma net income (loss)	$657	$(7,401)	$(5,137)	$(21,925)

Basic and diluted net income (loss) per share:
As reported	$0.03	$(0.24)	$(0.20)	$(0.83)
Pro forma per FAS 123	$0.03	$(0.30)	$(0.19)	$(0.86)

Weighted average shares	24,503	24,503	26,513	25,506

The per share weighted average fair value of options granted for the seven months ended July 31, 2003 and nine months ended September 30, 2002 was $0.29 and $0.47, respectively, on the grant date with the following weight average assumptions:

	For the seven months ended July 31, 2003		For the nine months ended Sept. 30, 2002
Expected dividend yield	0.0%		0.0%
Risk free interest rate	2.5%		3.5%
Expected life	4.0	Yrs	4.0	Yrs
Volatility	87.6%		87.6%

NOTE 3- DoubleClick Media Acquisition

On July 10, 2002, the Company purchased substantially all the assets of DoubleClick’s North American media business (“DoubleClick Media”). In exchange for the assets of the media business, MaxWorldwide issued to DoubleClick 4.8 million shares of MaxWorldwide common stock, valued at approximately $4.1 million, and paid $5.0 million in cash. The value of the common shares issued was determined based on the average market price of the Company’s common stock, as quoted on the Nasdaq National Market for the two days immediately prior to the day of, the day of, and the two days immediately after the number of shares and cash consideration became irrevocably fixed pursuant to the merger agreement. The aggregate purchase price of $10.4 million included approximately $1.3 million of direct acquisition costs. In connection with the acquisition of DoubleClick Media, the Company recorded approximately $5.6 million of goodwill. In the fourth quarter of 2002, in connection with its annual goodwill impairment test, the Company recorded a goodwill impairment charge of $4.3 million relating to the MaxOnline reporting unit.

DoubleClick may also receive an additional $6.0 million if, during the three-year period following the consummation of the transaction, MaxWorldwide achieves proforma earnings for two out of three consecutive quarters. Proforma earnings, as defined in the merger agreement, is earnings before interest, taxes, depreciation and amortization, excluding any one-time non-recurring items, restructuring charges (including facility relocation charges), transaction related costs, including costs incurred in connection with the acquisition or disposition of a business, whether consummated or not, and any asset impairment, including impairment of goodwill. The Company has not achieved proforma earnings in any quarter since the acquisition of DoubleClick Media.

The following unaudited proforma results of operations have been prepared assuming that the acquisition of DoubleClick Media occurred as of January 1, 2002. This proforma financial information should not be considered indicative of the actual results that would be achieved had the acquisition been completed on the dates indicated and does not purport to indicate results of operations as of any future date or any future period (in thousands, except per share data).

Nine months ended September 30, 2002
Revenue	$29,026
Net loss	$(23,323)
Net loss per basic and diluted share	$(0.79)

MAXWORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

(Unaudited)

NOTE 4- Contingencies

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

On May 2, 2002, John Bohan, the Company’s former Chief Executive Officer, filed an action against the Company in the Court of Chancery for the State of Delaware, seeking an order requiring the Company to advance his defense costs in connection with the Securities and Exchange Commission’s (the “SEC”) investigation and the related civil litigation in accordance with his indemnification agreement with the Company and its charter documents. On June 6, 2002, the parties entered into a stipulation and order establishing a procedure for the advancement of expenses subject to an undertaking by Mr. Bohan to repay the Company if it is determined that indemnification is not warranted. During the calendar years 2002 and 2003, the Company paid legal and other professional fees and expenses of approximately $2.0 million (primarily recorded during the second quarter of 2002), in the aggregate, on behalf of certain former officers and directors, including Mr. Bohan, pursuant to their indemnification agreements with the Company and the Company’s charter documents. Mr. Bohan was initially subject to an undertaking with the Company pursuant to which he was obligated to repay all amounts advanced to him by the Company in the event it was determined that that indemnification was not warranted. In April 2003, the Company entered into an agreement, pursuant to which it agreed to terminate Mr. Bohan’s obligations to the Company under this undertaking in exchange for a release from Mr. Bohan of all future indemnification obligations of the Company to Mr. Bohan under his indemnification agreement with the Company and its charter documents. The payment made under this agreement was primarily accrued for in the Company’s December 31, 2002 balance sheet and in the related Statement of Operations for the year then ended and is included in the $2.0 million of costs described above.

On February 3, 2003, Anthony Hauser, a former founder of webMillion.com, Inc., filed against the Company, certain former officers and directors and William Apfelbaum, the Company’s Chairman of the Board of Directors, a Demand for Arbitration with the American Arbitration Association in Los Angeles, California. Mr. Hauser claims breach of contract, breach of fiduciary duty, misrepresentation, fraud and securities law violations arising out of the Company’s acquisition of webMillion.com, Inc. He has asserted damages in the amount of $6.0 million. The Company believes this arbitration claim is without merit and intends to vigorously defend against these claims. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

On July 7, 2003, InternetFuel.com, Inc. filed a breach of contract lawsuit against the Company in the Los Angeles Superior Court, San Fernando North Valley District, California. The suit alleged breach of contract by the Company with respect to a series of alleged agreements to purchase Internet advertising services. InternetFuel.com sought damages in an amount equal to $99,635, plus legal costs and interest. In October 2003, the Company and InternetFuel.com, Inc. settled their dispute without the payment of any money and entered into a mutual release of claims.

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

MAXWORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

(Unaudited)

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

On July 17, 2003, Thomas Sebastian, the Company’s former Chief Financial Officer, filed an action against the Company in the Court of Chancery for the State of Delaware, seeking an order requiring the Company to advance his defense costs in connection with the SEC’s investigation and the related civil litigation in accordance with his indemnification agreement with the Company and its charter documents. Mr. Sebastian also sought to enjoin the Company from making any distribution pursuant to its Plan of Liquidation and dissolution until the Company has satisfied the claimed existing indemnification obligations and made adequate provision to fund future indemnification obligations to Mr. Sebastian. In October 2003, the parties entered into a stipulation and order establishing a procedure for the advancement of expenses subject to an undertaking by Mr. Sebastian to repay the Company if it is determined that indemnification is not warranted. Mr. Sebastian is subject to an undertaking with the Company, pursuant to which he is obligated to repay all amounts advanced to him by the Company in the event it is determined that that indemnification was not warranted.

SEC Investigation

On January 25, 2002, the SEC issued a formal order of investigation in connection with non-specified accounting matters, financial reports, public disclosures and trading activity in the Company’s securities. In connection with this investigation, the SEC had requested that the Company provide it with certain documents and other information. The Company has reached an agreement with the SEC to settle its investigation. Pursuant to the settlement, the Company consented to the entry by the SEC of an order relating to certain cash transactions that substantially offset one another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under GAAP. The SEC’s findings in the order, which the Company will not admit or deny, include findings that it improperly recorded and reported revenue from certain barter transactions and misclassified certain research and development expenses in 2000 and 2001. The order requires the Company to cease and desist from further violations of sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act and Rules 12b-20, 13a-1 and 13a-13. The order does not require the Company to pay any fine or monetary damages. In addition, in January 2002, the Company was notified that the Nasdaq National Stock Market Listing Investigations requested certain documents and other information relating to certain transactions pursuant to Marketplace Rule 4330(c). On August 20, 2002, the Company’s common stock was delisted from the Nasdaq National Stock Market as a result of its failure to timely file its quarterly report on Form 10-Q for the quarter ended June 30, 2002.

On February 1, 2002, the Company’s Board of Directors authorized the Audit Committee of the Board of Directors to commence an independent internal investigation into the matters that prompted the SEC’s investigation. The Audit Committee and the Company each engaged special counsel and forensic accounting firms to conduct a comprehensive examination of the Company’s financial records. On May 6, 2002, the Company announced that the Audit Committee had concluded its internal investigation and determined that certain of its financial results for the year ended December 31, 2000 and the three quarters ended September 30, 2001 would be restated. As a result, the Company restated certain of the Company’s financial results as reflected in (i) its annual report on From 10-K for the year ended December 31, 2001, which it filed with the SEC on May 16, 2002, (ii) its amended quarterly report on Form 10-Q for the quarter ended March 31, 2002, which it filed with the SEC on June 11, 2002, (iii) its amended quarterly report on Form 10-Q for the quarter ended September 30, 2000, which it filed with the SEC on June 11, 2002, (iv) its amended quarterly report on Form 10-Q for the quarter ended March 31, 2001, which it filed with the SEC on June 11, 2002, (v) its amended quarterly report on Form 10-Q for the quarter ended June 30, 2001, which it filed with the SEC on June 11, 2002 and (vi) its amended quarterly report on Form 10-Q for the quarter ended September 30, 2001, which it filed with the SEC on June 11, 2002.

MAXWORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

(Unaudited)

Securities Class Actions

Beginning on March 21, 2002, following the announcement of the SEC investigation and the internal investigation by the Audit Committee of the Board of Directors, a number of securities class action complaints were filed against the Company and certain of the Company’s former officers and directors in the United States District Court for the Central District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased the Company’s common stock during the purported class period. The complaints generally allege that during 2000 and 2001 the Company, and the other named defendants, made false or misleading statements of material fact about the Company’s financial statements, including its revenue, revenue recognition policies, business operations and prospects for the years 2000, 2001 and beyond. The complaints seek an unspecified amount of damages on behalf of persons who purchased the Company’s common stock during the purported class period. On July 17, 2002, the securities class actions were consolidated in a single action for all purposes. On July 22, 2002, the court appointed John A. Levin & Co. as the lead plaintiff in the consolidated action. On September 20, 2002, the lead plaintiff filed its consolidated amended class action complaint. On March 18, 2003 the court granted the Company’s motion to dismiss the consolidated class action lawsuit for failure to state a claim upon which any relief may be granted and the consolidated class action lawsuit was dismissed without prejudice. Because the class action lawsuit was dismissed without prejudice, plaintiffs have an opportunity to amend the complaint against the defendants. The Company has entered into a stipulation and agreement of settlement with the lead plaintiff to settle the class action for $5.0 million. The settlement is subject to certain terms and conditions, including court approval. The $5.0 million settlement is included in “Accrued expenses” at September 30, 2003 and “Accrued expenses and other current liabilities” in December 31, 2002. Included in “Prepaid expenses and other current assets” at December 31, 2002 is approximately $2.2 million relating to insurance proceeds that the Company received in April 2003.

In July 2002, the Company was named as a defendant in a securities class action complaint initially filed against Homestore.com, Inc. in the United States District Court for the Central District of California. The complaint generally alleges that the Company knowingly participated in Homestore’s scheme to defraud the investing public by entering into improper transactions with Homestore in the second and third quarters of 2001. The complaint sought an unspecified amount of damages on behalf of persons who purchased Homestore.com’s common stock during the purported class period. In March 2003, the lawsuit was dismissed with prejudice with respect to the Company and it was not required to pay any damages. On April 14, 2003, the lead plaintiff in the case filed a motion for certification to gain the court’s permission to pursue an interlocutory appeal of the court’s dismissal of the claims against the Company. The court subsequently denied such motion for certification of the interlocutory appeal.

Derivative Actions

Beginning on March 22, 2002, the Company was named as a nominal defendant in a number of derivative actions, purportedly brought on the Company’s behalf, filed in the Superior Court of the State of California for the County of Los Angeles. The derivative complaints alleged that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company, engaged in abuses of their control of the Company, wasted corporate assets, and grossly mismanaged the Company. The plaintiffs were seeking unspecified damages on the Company’s behalf from each of the defendants. The Company settled these derivative actions for $775,000 in attorneys’ fees and the Company’s agreement to adopt certain corporate therapeutic actions. The $775,000 was included in both “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities at December 31, 2002.

Special Charges

The costs associated with of the SEC’s investigation, the associated securities class action and derivative lawsuits, the costs associated with the Company’s indemnification of legal defense costs for certain of the Company’s former officers and employees and the re-audits of the Company’s financial statements have been included within Special Charges in the Consolidated Statement of Operations. These charges amounted to $1.0 million for the one month ended July 31, 2003 and $1.2 million during the three months ended September 30, 2002. Total Special Charges amounted to $1.7 million for the seven months ended July 31, 2003 and for the nine months ended September 30, 2002, Special Charges were $9.7 million. The Company believes these costs will continue during the fourth quarter of 2003 and into 2004 and that, although the amounts cannot be reasonably estimated at this time, they may be material.

Included within Special charges during the seven months ended July 31, 2003, were approximately $1.7 million of costs associated with the Company’s indemnification of legal defense costs for certain of the Company’s former officers and employees incurred by

MAXWORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

(Unaudited)

them in connection with the SEC’s investigation and related civil litigation. The Company is subject to continuing indemnification obligations to certain individuals for such costs under indemnification agreements with such individuals and pursuant to the Company’s charter documents. Each of these individuals has entered into an undertaking with the Company which requires such individual to repay the Company amounts advanced if it is determined that indemnification is not warranted. Due to the inherent uncertainties of litigation, the Company cannot estimate the ultimate amount of such costs and therefore no accrual has been provided in the accompanying financial statements for the seven months ended July 31, 2003, and these costs may have a material adverse effect on MaxWorldwide’s financial condition and results of operations. In April 2003, however, the Company entered into an agreement, pursuant to which it agreed to terminate Mr. Bohan’s obligations to it under the undertaking in exchange for a release from Mr. Bohan of all of the Company’s future indemnification obligations to Mr. Bohan under his indemnification agreement with it and its charter documents. As previously discussed, the payment made under this agreement was accrued for in the Company’s December 31, 2002 balance sheet. In addition, in October 2003, the Company entered into an agreement with one former officer, pursuant to which the Company terminated such individual’s obligations to the Company under an undertakings in exchange for a release from them of all of the Company’s future indemnification obligations to such individuals.

b.	Proforma earnings payment

In connection with the DoubleClick Media acquisition the Company agreed to pay DoubleClick $6.0 million if, during the three-year period subsequent to consummation of the transaction, the Company achieves proforma earnings for two of three consecutive quarters. Proforma earnings, as defined in the agreement, is earnings before interest, taxes, depreciation and amortization, excluding any one-time non-recurring items, restructuring charges (including facility relocation charges), transaction related costs, including costs incurred in connection with the acquisition or disposition of a business, whether consummated or not, and any asset impairment including the impairment of goodwill. The Company has not achieved proforma earnings for any quarter since the DoubleClick Media acquisition. This contingency was not assumed by ALC in the sale of the MaxDirect business, nor was it assumed by Focus Interactive in the sale of the MaxOnline business.

NOTE 5-Related Party Transactions

As discussed more fully in Note 3, on July 10, 2002, the Company acquired DoubleClick’s North American media business. In exchange for the assets of the media business, the Company issued Double Click 4.8 million shares of MaxWorldwide common stock and paid $5.0 million in cash. Subsequent to the purchase of DoubleClick’s North American media business, the Company recognized approximately $1.7 million and $1.6 million in expenses, included in cost of revenue, for the seven months ended July 31, 2003 and nine months ended September 30, 2002, respectively, relating to services provided by DoubleClick.

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

Following the closing of the sale of the MaxOnline division, the Company amended the employment agreement with Mitchell Cannold, its President and Chief Executive Officer, on August 1, 2003 to reduce his salary to $1,000 per week. The term of the amended employment agreement expires on December 31, 2003, at which point the agreement may be renewed on a month-to-month basis. Currently, the Company has decided not to renew the employment agreement with Mr. Cannold.

Voting Agreement with Significant Stockholder

On June 13, 2003, the Company entered into a voting agreement with a group of its stockholders known as The MaxWorldwide Full Value Committee (the “Committee”), in which the members of the Committee have agreed to vote their shares in favor of the MaxOnline Sale, the plan of liquidation and dissolution, and the slate of directors proposed by the Company’s management. The Company has agreed with the Committee that it will pursue the plan of liquidation and dissolution as described in its proxy statement filed with the SEC, subject to any revisions required by the SEC. The Company has also agreed to amend the consulting agreement with William Apfelbaum described above and to pay certain legal fees incurred by the Committee to date in an amount equal to $75,000. Accordingly, the consulting Agreement with Mr. Apfelbaum was terminated on July 31, 2003 and the Company paid the

MAXWORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

(Unaudited)

legal fees of the Committee as a result of the closing of the MaxOnline Sale. Finally, the Company has agreed that if it does not make a partial special distribution of $12,250,000 contemplated in the plan of liquidation and dissolution within 60 days after the closing of the MaxOnline Sale, the Committee will have the right to appoint one person to the Company’s Board of Directors. In September 2003, the Committee appointed a representative to the Company’s Board of Directors.

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

Overview

References in this Report to “MaxWorldwide”,” “we,” “our” and “us” refer to MaxWorldwide, Inc. and our consolidated subsidiaries. We formerly were a leading provider of marketing services for marketers. We designed and implemented online marketing campaigns for our marketing clients and strategically placed their ads on both our internal network of Web sites and an external network of Web sites with which we partner on individual marketing campaigns.

Business Transactions

In March 2003, we concluded that it would be in our shareholders’ best interest to sell our online business, MaxOnline, to Bulldog Holdings, Inc. (“Focus Interactive”) and certain of its affiliates, including Focus Interactive, Inc., formerly, Excite Network, Inc. We believed that to develop profitability in the online advertising business we needed access to more products for our clients. Rather than develop or acquire such products we believed the best interests of our shareholders would be served by selling MaxOnline and adopting a plan of liquidation and dissolution. On March 12, 2003, we entered into an agreement with Focus Interactive and certain of its affiliates to sell substantially all of our assets and liabilities related to our MaxOnline division (the “MaxOnline Sale”). A copy of the Agreement and Plan of Merger, dated March 12, 2003 was filed with the SEC as Exhibit 2.1 to our Form 8-K filed with the SEC on March 14, 2003. This sale was consummated on July 31, 2003. Pursuant to the merger agreement, we received $3.0 million in cash on August 1, 2003 and will receive $2.0 million in cash, plus interest, upon the first anniversary of the closing or, at the election of Focus Interactive, up to six months thereafter. We could also receive up to an additional $1.0 million in cash if the MaxOnline business that Focus Interactive is acquiring exceeds certain performance levels in calendar year 2003. In addition, Focus Interactive will pay us 70% of the accounts receivable transferred to Focus Interactive under the merger agreement and collected by them during the eight month period beginning 120 days following the effective time of the merger (net of certain expenses and accounts payable associated with such accounts receivable). Focus Interactive also agreed to reimburse us, within one year after the effective time of the merger, the amount of any positive working capital (as defined in the merger agreement) in the MaxOnline business it acquires as a result of the merger. The working capital amount is estimated to be approximately $2.0 million.

We incurred approximately $0.7 million of expenses and fees associated with the MaxOnline sale, resulting in net proceeds of approximately $4.3 million, of which $2.0 million is in the form of a secured note, payable to us within 12 to 18 months of the date of sale. We recorded a gain on sale of MaxOnline of approximately $3.5 million in the third quarter of 2003. Additionally, we recorded a receivable of $2.0 million from Focus Interactive, representing the preliminary calculation of the positive working capital Focus Interactive acquired as a result of the MaxOnline sale. We will record any gain associated with the $1.0 million in potential earn-out payments if and when certain revenue milestones are achieved.

In February 2003, we concluded that it would be in our stockholders’ best interest for us to sell our offline division, MaxDirect. We concluded that there was little effective overlap between our online and offline customers and that we should focus on maximizing the value of each business as separate business units. Our competitors in the offline list management business were more effectively structured and financed. On February 10, 2003, we completed the sale of our MaxDirect traditional direct marketing business to a wholly-owned subsidiary of American List Counsel, Inc. (“ALC”). As consideration for the sale, ALC paid us $2.0 million in cash, assumed certain liabilities on the closing and agreed to pay, monthly, 92.5% of the acquired MaxDirect accounts receivable collected by ALC during the first six months following the closing and 46.25% of the acquired MaxDirect accounts receivable collected by ALC during the second six months following the closing, in each case net of any accounts payable associated with such accounts receivable. In addition, ALC agreed to pay us $0.5 million in cash if revenue generated by the MaxDirect business during the one year period following the closing is at least $2.5 million and an additional $1.0 million in cash if revenue generated by the MaxDirect business during the one year period following the closing is at least $3.5 million. ALC also agreed to pay us $0.50 for each dollar of revenue above $3.5 million, generated by the MaxDirect business during the one-year period following the closing. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets,” the operating results of MaxDirect have been reclassified and are separately presented for all reporting periods as discontinued operations.

We incurred approximately $0.4 million of expenses and fees associated with the sale of MaxDirect, resulting in net proceeds of approximately $1.6 million. MaxDirect’s net assets at the time of the transaction were approximately $4.1 million; accordingly we have recorded a loss on disposal of MaxDirect of $2.5 million. Additionally, we recorded a receivable of $0.6 million from ALC, which was not part of the $4.1 million in net assets, for the net amount of payments it anticipates receiving from ALC, relating to the acquired accounts receivable after appropriate deductions for List owner payments, bad debts and collection costs. As of September 30, 2003, ALC has paid all but $40,000 of the $0.6 million in accounts receivable. . As of September 30, 2003, ALC has paid all but $40,000 of the $0.6 million in accounts receivable. As ALC achieved its revenue target of $2.5 million in November 2003, we recorded a $0.5 million receivable relating to this earn-out in our September 30, 2003 Statement of Net Assets in Liquidation but have not recorded any additional gain associated with the potential earn-out payments of $1.0 million or $0.50 for each dollar of revenue above $3.5 million generated by the MaxDirect business during the one-year period following the closing of the MaxDirect Sale. These gains, if any, will be recorded when earned.

SEC Investigation

On January 25, 2002, the SEC issued a formal order of investigation in connection with non-specified accounting matters, financial reports, public disclosures and trading activity in our securities. In April 2003, we settled the SEC’s investigation. Pursuant to the settlement, we consented to the entry by the SEC of an order relating to certain cash transactions that substantially offset one another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under GAAP. The SEC’s findings in the order, which we will not admit or deny, include findings that we improperly recorded and reported revenue from certain barter transactions and misclassified certain research and development expenses in 2000 and 2001. The order requires us to cease and desist from further violations of sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act and Rules 12b-20, 13a-1 and 13a-13. The order does not require us to pay any fine or monetary damages.

Securities Class Action

Beginning on March 21, 2002, following the announcement of the SEC investigation and the internal investigation by the Audit Committee of the Board of Directors, a number of securities class action complaints were filed against us and certain of our former officers and directors in the United States District Court for the Central District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased our common stock during the purported class period. The complaints generally allege that during 2000 and 2001we, and the other named defendants, made false or misleading statements of material fact about our financial statements, including its revenue, revenue recognition policies, business operations and prospects for the years 2000, 2001 and beyond. The complaints seek an unspecified amount of damages on behalf of persons who purchased our common stock during the purported class period. On July 17, 2002, the securities class actions were consolidated in a single action for all purposes. On July 22, 2002, the court appointed John A. Levin & Co. as the lead plaintiff in the consolidated action. On September 20, 2002, the lead plaintiff filed its consolidated amended class action complaint. On March 18, 2003 the court granted our motion to dismiss the consolidated class action lawsuit for failure to state a claim upon which any relief may be granted and the consolidated class action lawsuit was dismissed without prejudice. Because the class action lawsuit was dismissed without prejudice, plaintiffs have an opportunity to amend the complaint against the defendants. We entered into a stipulation and agreement of settlement with the lead plaintiff to settle the class action for $5.0 million. The settlement is subject to certain terms and conditions, including court approval. The $5.0 million settlement is included in “Accrued expenses” at September 30, 2003 and “Accrued expenses and other current liabilities” in December 31, 2002. Included in “Prepaid expenses and other current assets” at December 31, 2002 is approximately $2.2 million relating to insurance proceeds that the Company received in April 2003.

In July 2002, we were named as a defendant in a securities class action complaint initially filed against Homestore.com, Inc. in the United States District Court for the Central District of California. The complaint generally alleged that we knowingly participated in Homestore’s scheme to defraud the investing public by entering into improper transactions with Homestore in the second and third quarters of 2001. The complaint sought an unspecified amount of damages on behalf of persons who purchased Homestore.com’s common stock during the purported class period. In March 2003, the lawsuit was dismissed with prejudice with respect to us and we were not required to pay any damages. On April 14, 2003, the lead plaintiff in the case filed a motion for certification to gain the court’s permission to pursue an interlocutory appeal of the court’s dismissal of the claims against us. The court subsequently denied such motion for certification of the interlocutory appeal.

Derivative Actions

Beginning on March 22, 2002, we were named as a nominal defendant in a number of derivative actions, purportedly brought on our behalf, filed in the Superior Court of the State of California for the County of Los Angeles. The derivative complaints alleged that certain of our current and former officers and directors breached their fiduciary duties to us, engaged in abuses of their control of us, wasted corporate assets, and grossly mismanaged the Company. The plaintiffs sought unspecified damages on our behalf from each of the defendants. We settled these derivative actions for $775,000 in attorneys’ fees and our agreement to adopt certain corporate therapeutic actions. The $775,000 was included in both “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities at December 31, 2002.

Liquidation and Dissolution

On July 22, 2003, our stockholders approved a proposal to adopt a plan of liquidation and dissolution, pursuant to which we will dissolve and liquidate. The plan of liquidation and dissolution became effective on July 31, 2003. As a result of the MaxOnline Sale, substantially all of our operating assets, but excluding our cash, our name, MaxWorldwide, and certain limited intellectual property, were sold to Focus Interactive.

As a result of the sale of the MaxOnline business to Focus Interactive and our adoption of the plan of liquidation and dissolution on July 31, 2003, we terminated the employment of most of our employees, including several of our executive officers, and have paid approximately $1.2 million of severance and bonus payments to these and other employees. The remaining employees will be terminated on December 31, 2003. In addition, in connection with the sale of the MaxOnline business, we paid approximately $389,000 to our employees in cancellation of all outstanding stock options held by our employees.

In addition, as a result of the consummation of the MaxOnline Sale, we no longer own any of the assets it used to generate revenue for the quarter ended September 30, 2003. We are also prohibited from competing with Focus Interactive in the online advertising industry for a period of one year following the closing. We have significantly curtailed administrative expenses and will discharge our outstanding liabilities and intend to initiate the orderly distribution of assets to shareholders following the sale. We may have potential contingent liabilities in addition to the to the liabilities recorded in the accompanying consolidated financial statements. In addition, the liabilities do not reflect potential claims presently unknown to the us but which may be brought in the future. The liabilities also do not reflect the potential claims discussed in Note 4 “Contingencies” (other than the $5.0 million settlement of the class action lawsuit), including without limitation, the claims made by DoubleClick Inc., Anthony Hauser and Thomas Sebastian. Because the claims for contingent liabilities are not estimable or probable, no amount has been recorded for such liabilities in the accompanying consolidated Statement of Net Assets in Liquidation.

Liquidity and Capital Resources

From our inception through September 1998, we financed our operations primarily through internally generated cash flow. In September 1998, we completed a private placement of equity securities to an individual investor and received $1.9 million in net proceeds. In September 1999, we completed two private placements of equity securities and received $12.9 million in net proceeds. In February 2000, we completed our initial public offering of 7,475,000 shares of our common stock (including 975,000 shares subject to the underwriter’s over-allotment option) at $15.00 per share. The initial public offering resulted in aggregate net proceeds of approximately $102.6 million, net of underwriting discounts and expenses of the offering. The net proceeds from these financings have been used for general corporate purposes and, historically, for the expansion of our business and operations, to hire additional personnel and to provide additional services.

Following the closing of the MaxOnline Sale on July 31, 2003, we adopted a plan of liquidation and dissolution pursuant to which we will liquidate and dissolve the corporation. We accrued an estimated amount for all liabilities related to expenses to be incurred during the wind down period. Additionally, assets are stated at their net realizable values and liabilities are stated at their anticipated settlement amounts. In addition, the liabilities stated above do not reflect potential claims presently unknown to the Company but which may be brought in the future. The above liabilities also do not reflect the potential claims discussed in Note 4 “Contingencies” of our Consolidated Financial Statements (other than the $5 million settlement of the class action lawsuit), including without limitation, the claims made by DoubleClick Inc., Anthony Hauser and Thomas Sebastian. We are unable to reasonably estimate the costs of many of these items and it is not yet probable that we will need to pay others. Accordingly, other than the net $5.0 million settlement anticipated for the class action lawsuits, we have not recorded a liability for any of these contingent items.

For July 31, 2003 to September 30, 2003, the changes in net assets in liquidation increased by $664,000. The increase was a result of $500,000 of receivables from ALC for MaxDirect achieving the $2.5 million in revenue earn-out in November 2003, $115,000 from the exercise of stock options by several board members, and $50,000 in interest income.

Although we contemplate making an initial distribution of $12.25 million, we cannot estimate the actual date of such distribution or any other distribution until we resolve certain of our outstanding litigation and finalize the settlement of the class action suits.

As a result of the sale of out MaxOnline division in July 2003, we received $3.0 million in cash on August 1, 2003 and will receive $2.0 million in cash, plus interest, upon the first anniversary of the closing or, at the election of Focus Interactive, up to six months thereafter. We incurred approximately $0.7 million of expenses and fees associated with the MaxOnline sale. We could also receive up to an additional $1.0 million in cash if the MaxOnline business that Focus Interactive is acquiring exceeds certain performance levels in calendar year 2003. In addition, Focus Interactive will pay us 70% of the accounts receivable transferred to Focus Interactive under the merger agreement and collected by them during the eight month period beginning 120 days following the effective time of the merger (net of certain expenses and accounts payable associated with such accounts receivable). Focus Interactive also agreed to reimburse us, within one year after the effective time of the merger, the amount of any positive working capital (as defined in the merger agreement) in the MaxOnline business it acquires as a result of the merger. The working capital amount is estimated to be approximately $2.0 million.

As a result of the sale of our MaxDirect division in February 2003 we received $2.0 million in cash on the closing. We incurred approximately $0.4 million of expenses and fees associated with the sale, resulting in net proceeds of approximately $1.6 million. ALC also agreed to pay us, monthly, 92.5% of the acquired MaxDirect accounts receivable collected by ALC during the first six months following the closing and 46.25% of the acquired MaxDirect accounts receivable collected by ALC during the second six months following the closing, in each case net of any accounts payable associated with such accounts receivable. We recorded a receivable from ALC in the amount of $0.5 million on September 30, 2003 on our Statement of Net Assets in Liquidation, associated with the earn-out payment if MaxDirect achieves $2.5 million in revenues during the first year after the sale of MaxDirect. We may receive an additional $1.0 million in cash if gross billings generated by the MaxDirect business during the one year period following the closing are at least $3.5 million plus another $0.50 for each dollar of revenue generated above $3.5 million. The remaining gains, if any, will be recorded when earned. Pursuant to our agreement with ALC, we are also prohibited from operating in the direct marketing business for a period of time following the closing.

In connection with the DoubleClick Media acquisition, we agreed to pay DoubleClick $6.0 million if, during the three-year period subsequent to consummation of the transaction, we achieve proforma earnings for two of three consecutive quarters. Proforma earnings, as defined in the agreement, is earnings before interest, taxes, depreciation and amortization, excluding any one-time non-recurring items, restructuring charges (including facility relocation charges), transaction related costs, including costs incurred in connection with the acquisition or disposition of a business, whether consummated or not, and any asset impairment including the impairment of goodwill. We have not achieved proforma earnings for any quarter since the DoubleClick Media acquisition. This contingency was not assumed by American List Counsel in the sale of MaxDirect and will not be assumed by Focus Interactive in the sale of MaxOnline. It is possible that payment of any of the contingent liabilities described in this paragraph, or other unknown liabilities will have a material adverse effect on our financial position. Excluding these potential claims, we estimated that our net assets will be approximately $25.7 million.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in money market funds. Although we are subject to interest rate risks, we believe an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on our results from operations. The potential change noted above is based on sensitivity analysis performed by us as of September 30, 2003.

We did not hold derivative financial instruments as of September 30, 2003.

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

On March 12, 2003, we entered into an agreement with Focus Interactive to sell our online advertising sales and representation business, MaxOnline. This sale closed on July 31, 2003, and as a result, we have no operating business and we will not generate any future revenue. In addition, we have adopted a plan of liquidation and dissolution pursuant to which we are liquidating and dissolving the Company. In connection with the liquidation of the Company, we can not assure you that we would distribute cash or other assets to our stockholders having a value equal to or greater than the price at which our common stock has traded in the past, currently trades or the price at which it may trade in the future. Moreover, liquidation requires that we keep a significant amount of assets in reserve for a period of time to cover contingent liabilities. Administering a liquidation of the Company could also take a long period of time and result in substantial administrative costs.

Pending litigation could materially affect the liquidation of the Company.

In March 2002, certain of our current and former stockholders filed multiple securities class action lawsuits against us and certain of our former officers and directors. As described in Note 4 to our Consolidated Financial Statements, we have entered into a stipulation and settlement with the lead plaintiff to settle the securities class action lawsuits. The settlement is subject to certain terms and conditions, including court approval. If these suit, as well as other outstanding litigation described in Note 4, are not settled or resolved, the litigation exposure and the uncertainty associated with the litigation could seriously affect the amount of assets and distributions made to the stockholders in connection with the liquidation of the Company. In addition, we are obligated to indemnify certain former officers and employees for legal defense costs associated with the SEC investigation and the associated securities class action lawsuits. Liquidation requires that we keep sufficient assets in reserve for a period of time to cover contingent liabilities. Although we contemplate making an initial distribution of $12.25 million, we cannot estimate the actual date of such distribution or any other distribution until we resolve certain of our outstanding litigation and finalize the settlement of the class action suits.

Litigation resulting from the sale of our MaxOnline business to Focus Interactive could harm our plan of liquidation.

The sale of our MaxOnline business to Focus Interactive resulted in the termination of certain third party relationships, including contracts we have with our ad serving vendor, DoubleClick and certain Web sites. The termination of these contracts could lead to the initiation of litigation by these parties which could be time consuming and expensive to defend, and could divert our time and attention. Such litigation could lead to a delay in the completion of the liquidation. Future sales of our common stock may affect the market price of our common stock.

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

On May 2, 2002, John Bohan, our former Chief Executive Officer, filed an action against us in the Court of Chancery for the State of Delaware, seeking an order requiring us to advance his defense costs in connection with the SEC’s investigation and the related civil litigation in accordance with his indemnification agreement with us and our charter documents. On June 6, 2002, the parties entered into a stipulation and order establishing a procedure for the advancement of expenses subject to an undertaking by Mr. Bohan to repay us if it is determined that indemnification is not warranted. During the calendar years 2002 and 2003, we paid legal and other professional fees and expenses of approximately $2.0 million, in the aggregate, on behalf of certain former officers and directors, including Mr. Bohan, pursuant to their indemnification agreements with us and our charter documents. Mr. Bohan was initially subject to an undertaking with us pursuant to which he was obligated to repay all amounts advanced to him by us in the event it was determined that that indemnification was not warranted. In April 2003, we entered into an agreement, pursuant to which we agreed to terminate Mr. Bohan’s obligations to us under this undertaking in exchange for a release from Mr. Bohan of all our future indemnification obligations to Mr. Bohan under his indemnification agreement with us and our charter documents. The payment made under this agreement was mostly accrued for in our December 31, 2002 balance sheet and in the related Statement of Operations for the year then ended and is included in the $2.0 million of costs described above.

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

On July 9, 2003, we sent a letter to DoubleClick Inc. notifying DoubleClick that we intend to pursue legal claims against DoubleClick arising out of the sale of DoubleClick’s online media business to us on July 10, 2002. These claims are for indemnification for alleged violations by DoubleClick of the Agreement and Plan of Merger pursuant to which we purchased their online media business. In the letter, we also reserve the right to pursue legal claims outside of the Agreement and Plan of Merger, which relate to the sale of DoubleClick’s online media business. These claims include, but are not limited to, claims for fraudulent inducement, breach of covenants in the Agreement and Plan of Merger, tortious interference with contractual relations and tortious interference with prospective economic advantage. The claims against DoubleClick for indemnification under the Agreement and Plan of Merger are for not less than $6.5 million, and the legal claims outside of the Agreement and Plan of Merger are for an unspecified amount. On that same date, we received a letter from DoubleClick advising us that DoubleClick intends to pursue certain legal claims against us arising out of the sale of DoubleClick’s online media business to us on July 10, 2002. These claims are for indemnification for alleged violations by us of the Agreement and Plan of Merger. In addition, the letter notifies us that DoubleClick intends to pursue additional claims outside of the Agreement and Plan of Merger for fraud in the inducement and securities fraud, relating to the sale of the online media business. DoubleClick is seeking damages of not less than $10 million. We believe these claims are without merit and we intend to vigorously defend ourselves against all of these claims if and when they are brought.

On July 7, 2003, InternetFuel.com, Inc. filed a breach of contract lawsuit against us in the Los Angeles Superior Court, San Fernando North Valley District, California. The suit alleged breach of contract by us with respect to a series of alleged agreements to purchase Internet advertising services. InternetFuel.com sought damages in an amount equal to $99,635, plus legal costs and interest. In October 2003, the parties settled their dispute without the payment of any money and entered into a mutual release of claims.

On July 17, 2003, Thomas Sebastian, our former Chief Financial Officer, filed an action against us in the Court of Chancery for the State of Delaware, seeking an order requiring us to advance his defense costs in connection with the SEC’s investigation and the related civil litigation in accordance with his indemnification agreement with us and our charter documents. Mr. Sebastian also sought to enjoin us from making any distribution pursuant to our Plan of Liquidation and dissolution until we have satisfied the claimed existing indemnification obligations and made adequate provision to fund future indemnification obligations to Mr. Sebastian. In October 2003, the parties entered into a stipulation and order establishing a procedure for the advancement of expenses subject to an undertaking by Mr. Sebastian to repay us if it is determined that indemnification is not warranted. Mr. Sebastian is subject to an undertaking with us, pursuant to which he is obligated to repay all amounts advanced to him by us in the event it is determined that that indemnification was not warranted.

SEC Investigation

On January 25, 2002, the SEC issued a formal order of investigation in connection with non-specified accounting matters, financial reports, public disclosures and trading activity in our securities. In connection with this investigation, the SEC had requested that we provide it with certain documents and other information. We have reached an agreement with the SEC to settle its investigation. Pursuant to the settlement, we consented to the entry by the SEC of an order relating to certain cash transactions that substantially offset one another when aggregated and appear to represent barter arrangements that do not meet the criteria for revenue recognition under GAAP. The SEC’s findings in the order, which we will not admit or deny, include findings that it improperly recorded and reported revenue from certain barter transactions and misclassified certain research and development expenses in 2000 and 2001. The order requires us to cease and desist from further violations of sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act and Rules 12b-20, 13a-1 and 13a-13. The order does not require us to pay any fine or monetary damages. In addition, in January 2002, we were notified that the Nasdaq National Stock Market Listing Investigations requested certain documents and other information relating to certain transactions pursuant to Marketplace Rule 4330(c). On August 20, 2002, our common stock was delisted from the Nasdaq National Stock Market as a result of our failure to timely file our quarterly report on Form 10-Q for the quarter ended June 30, 2002.

On February 1, 2002, our Board of Directors authorized the Audit Committee of the Board of Directors to commence an independent internal investigation into the matters that prompted the SEC’s investigation. The Audit Committee and the company each engaged special counsel and forensic accounting firms to conduct a comprehensive examination of the company’s financial records. On May 6, 2002, we announced that the Audit Committee had concluded its internal investigation and determined that certain of our financial results for the year ended December 31, 2000 and the three quarters ended September 30, 2001 would be restated. As a result, we restated certain of our financial results as reflected in (i) our annual report on From 10-K for the year ended December 31, 2001, which we filed with the SEC on May 16, 2002, (ii) our amended quarterly report on Form 10-Q for the quarter ended March 31, 2002, which we filed with the SEC on June 11, 2002, (iii) our amended quarterly report on Form 10-Q for the quarter ended September 30, 2000, which we filed with the SEC on June 11, 2002, (iv) our amended quarterly report on Form 10-Q for the quarter ended March 31, 2001, which we filed with the SEC on June 11, 2002, (v) our amended quarterly report on Form 10-Q for the quarter ended June 30, 2001, which we filed with the SEC on June 11, 2002 and (vi) our amended quarterly report on Form 10-Q for the quarter ended September 30, 2001, which we filed with the SEC on June 11, 2002.

Securities Class Actions

Beginning on March 21, 2002, following the announcement of the SEC investigation and the internal investigation by the Audit Committee of the Board of Directors, a number of securities class action complaints were filed against us and certain of our former officers and directors in the United States District Court for the Central District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased our common stock during the purported class period. The complaints generally allege that during 2000 and 2001 the company, and the other named defendants, made false or misleading statements of material fact about the our financial statements, including our revenue, revenue recognition policies, business operations and prospects for the years 2000, 2001 and beyond. The complaints seek an unspecified amount of damages on behalf of persons who purchased our common stock during the purported class period. On July 17, 2002, the securities class actions were consolidated in a single action for all purposes. On July 22, 2002, the court appointed John A. Levin & Co. as the lead plaintiff in the consolidated action. On September 20, 2002, the lead plaintiff filed its consolidated amended class action complaint. On March 18, 2003 the court granted our motion to dismiss the consolidated class action lawsuit for failure to state a claim upon which any relief may be granted and the consolidated class action lawsuit was dismissed without prejudice. Because the class action lawsuit was dismissed without prejudice, plaintiffs have an opportunity to amend the complaint against the defendants. We have entered into a stipulation and agreement of settlement with the lead plaintiff to settle the class action for $5.0 million. The settlement is subject to certain terms and conditions, including court approval. The $5.0 million settlement is included in “Accrued expenses and other current liabilities” at June 30, 2003 and December 31, 2002, respectively. Included in “Prepaid expenses and other current assets” at December 31, 2002 is approximately $2.2 million relating to insurance proceeds that we received in April 2003.

In July 2002, we were named as a defendant in a securities class action complaint initially filed against Homestore.com, Inc. in the United States District Court for the Central District of California. The complaint generally alleged that we knowingly participated in Homestore’s scheme to defraud the investing public by entering into improper transactions with Homestore in the second and third quarters of 2001. The complaint sought an unspecified amount of damages on behalf of persons who purchased Homestore.com’s common stock during the purported class period. In March 2003, the lawsuit was dismissed with prejudice with respect to us and we were not required to pay any damages. On April 14, 2003, the lead plaintiff in the case filed a motion for certification to gain the court’s permission to pursue an interlocutory appeal of the court’s dismissal of the claims against us. The court subsequently denied such motion for certification of the interlocutory appeal.

Derivative Actions

Beginning on March 22, 2002, we were named as a nominal defendant in a number of derivative actions, purportedly brought on our behalf, filed in the Superior Court of the State of California for the County of Los Angeles. The derivative complaints alleged that certain of our current and former officers and directors breached their fiduciary duties to the company, engaged in abuses of their control of the company, wasted corporate assets, and grossly mismanaged the company. The plaintiffs sought unspecified damages on our behalf from each of the defendants. We settled these derivative actions for $775,000 in attorneys’ fees and our agreement to adopt certain corporate therapeutic actions. The $775,000 was included in both “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities at December 31, 2002

Other Legal Matters

We periodically may become subject to other legal proceedings in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2003 Annual Meeting of Stockholders on July 22, 2003. At that meeting, our stockholders approved the following proposals:

(1)	A proposal to approve and adopt a merger agreement whereby we would sell all of our assets relating to our MaxOnline business to Focus Interactive, Inc. (formerly, The Excite Network, Inc.) and certain of its affiliates;

(2)	A proposal to approve and adopt a plan of liquidation and dissolution pursuant to which we would liquidate and dissolve MaxWorldwide and its subsidiaries;

(3)	A proposal to elect each of William M. Apfelbaum, Mitchell Cannold, Richard Costello, Geoffry Handler, G. Bruce Redditt and Peter Sealey to serve as members of our Board of Directors; and

(4)	A proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2003

The results of the voting at the meeting were as follows:

Proposal One:

Sale of MaxOnline business to Focus Interactive, Inc. (formerly, The Excite Network, Inc.)

For	Against	Abstain
18,638,903	87,150	363,263

Proposal Two:

Plan of Liquidation and Dissolution

For	Against	Abstain
18,982,403	90,748	16,165

Proposal Three:

Board of Directors

Nominee	For	Withheld	Abstain
William M. Apfelbaum	17,540,831	5,043,745	409,062
Mitchell Cannold	17,549,731	5,043,845	409,062
Richard Costello	22,350,853	233,723	409,062
Geoffry Handler	22,350,753	233,823	409,062
G. Bruce Redditt	22,350,753	233,823	409,062
Peter Sealey	22,351,073	233,503	409,062

Proposal Four:

Independent Auditors

For	Against	Abstain
22,315,735	10,815	667,088

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Agreement and Plan of Merger dated March 12, 2003 (“Focus Agreement”) by and among Bulldog Holdings, Inc., Focus Interactive, Inc., (formerly, Excite Network, Inc.), Millie Acquisition Sub, LLC, MaxWorldwide, L90 and Picasso Media Acquisition, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2003, which is incorporated herein by reference)

10.1	Focus Agreement (Exhibit 2.1)

31.1.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission.

Reports on Form 8-K

Amended Current Report on Form 8-K filed with the SEC on July 10, 2003.

Amended Current Report on Form 8-K filed with the SEC on August 6, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXWORLDWIDE, INC., a Delaware corporation

By:	/s/ Mitchell Cannold
Mitchell Cannold
President and Chief Executive Officer

Date:	December 30, 2003

By:	/s/ Hyunjin F. Lerner
Hyunjin F. Lerner
Chief Financial Officer and Chief Accounting Officer

Date:	December 30, 2003

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Agreement and Plan of Merger dated March 12, 2003 (“Focus Agreement”) by and among Bulldog Holdings, Inc., Focus Interactive, Inc., (formerly, Excite Network, Inc.), Millie Acquisition Sub, LLC, MaxWorldwide, L90 and Picasso Media Acquisition, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2003, which is incorporated herein by reference)

10.1	Focus Agreement (Exhibit 2.1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.